Form 10-Q
period 1996-03-31
WALSH INTERNATIONAL INC \DE\
filed 1996-05-30
CIK 1005882

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                         Commission file number 0-28202


                            WALSH INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)


                               Delaware 51-0309207
                  (State or Other Jurisdiction (I.R.S. Employer
            of Incorporation or Organization) Identification Number)


            45 Rockefeller Plaza, Suite 912, New York, New York 10111
               (Address of Principal Executive Offices) (Zip Code)


         Registrant's Telephone Number, Including Area Code 212-841-0610


           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

                  As of May 22, 1996, there were outstanding 10,464,085 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                      Page No.


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Operations
             (unaudited) for the Three and Nine Months
             Ended March 31, 1996 and 1995............................       3

             Consolidated Balance Sheets as of
             March 31, 1996 (unaudited) and
             June 30, 1995............................................       4

             Consolidated Statements of Cash Flows
             (unaudited) for the Nine Months Ended
             March 31, 1996 and 1995..................................       5

             Notes to Consolidated Financial Statements...............       6


Item 2.      Management's Discussion and Analysis
             of Results of Operations and
             Financial Condition......................................      10


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................      12

             Signatures...............................................      14

             Index to Exhibits........................................      15

                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Dollars in thousands, except per share amounts, unaudited


                                                             Three Months Ended                            Nine Months Ended
                                                        March 31,           March 31,                 March 31,           March 31,
                                                          1996                1995                      1996                1995
                                                        --------            --------                  ---------           ---------
Revenue                                                $   12,108           $   10,096                $   34,181         $   29,441
Production costs                                           (4,709)              (4,575)                  (13,597)           (12,972)
Selling, general and administrative
  expenses                                                 (5,241)              (4,780)                  (15,518)           (14,436)
Research and development costs                               (873)              (1,034)                   (2,601)            (2,782)
Amortization of intangible assets                             (28)                 (28)                      (84)               (84)
                                                     ------------         ------------               -----------         ----------
Total costs and expenses                                  (10,851)             (10,417)                  (31,800)           (30,274)
                                                      -----------           ----------                ----------         ----------
Operating profit (loss)                                     1,257                 (321)                    2,381               (833)
Interest income                                               131                  272                       655                671
Interest expense                                             (559)                (590)                   (1,747)            (1,729)
Equity income of PMSI                                          -                   416                        -                 786
                                                    ------------           -----------             ------------         -----------
Income (loss) from continuing operations
  before income taxes                                         829                (223)                     1,289            (1,105)
Income tax provision                                         (740)             (1,065)                     (229)            (1,370)
                                                      -----------          ----------                ----------         ----------
Income (loss) from continuing operations                       89              (1,288)                     1,060            (2,475)
Discontinued operations:
Loss from discontinued operations, net                         -                 (861)                   (1,755)              (382)
                                                     ------------          ----------                ----------         ----------
Net income (loss)                                     $        89           $  (2,149)               $     (695)        $   (2,857)
                                                      ===========           =========                ==========         ==========
 Pro forma income (loss) per share from contin-
 uing operations                                      $      0.01          $    (0.17)               $     0.14         $    (0.34)
Pro forma loss per share from
 discontinued operations, net                                  -                (0.12)                    (0.23)             (0.05)
                                                    ------------           ----------                ----------         ----------
Pro forma net income (loss) per share                 $      0.01          $    (0.29)               $    (0.09)        $    (0.39)
                                                      ===========          ==========                ==========         ==========
Shares used in computing pro forma
 income (loss) per share                                7,539,135            7,348,573                 7,569,612          7,344,741

                                                                   3

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                                                Pro Forma
                                                                                 Balance
                                                                                 Sheet at
                                                                                 March 31,       March 31,         June 30,
                                                                                  1996             1996              1995
                                                                                ---------        --------          --------
                                                                                        (Unaudited)               (Restated)

Assets
Current assets
Cash and cash equivalents                                                        $ 22,553         $  4,509          $ 15,110
     Accounts receivable, principally trade                                        10,879           12,171            11,466
     Prepaid expenses and other current assets                                        341              341               347
                                                                                ---------          -------          --------
       Total current assets                                                        33,773           17,021            26,923


Property and equipment, net                                                         5,087            5,087             5,194
Goodwill, net                                                                       3,579            3,579             3,663
Investment in PMSI (contributed to the Source Business April 16, 1996)                  -           15,915            10,510
Other assets, net                                                                   2,842            3,642             3,101
                                                                                ---------        ---------         ---------
       Total assets                                                              $ 45,281         $ 45,244          $ 49,391
                                                                                 ========         ========          ========


Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

     Current maturities of long-term debt                                       $      16        $      16         $   1,162
     Current portion of capital lease obligations                                     281              281               278
     Accounts payable                                                               5,916            5,916             6,481
     Accrued liabilities                                                           17,100           17,750            17,686
     Unearned income                                                                5,438            5,438             5,174
     Net liabilities of discontinued operations                                         -            5,113            10,310
                                                                                 --------         --------           -------
       Total current liabilities                                                   28,751           34,514            41,091

Long-term debt                                                                         62           14,643            15,541
Capital lease obligations                                                           1,636            1,636             1,481
Deferred income taxes                                                               1,198            1,198             3,920
Other liabilities                                                                   4,472            4,472             2,291
                                                                                 --------         --------          --------
       Total liabilities                                                           36,119           56,463            64,324
                                                                                 --------         --------           -------

Series A Convertible Preferred Stock, redemption value $25,000,000                      _           24,226            23,911

Commitments

Stockholders' equity (deficit):

     Common stock, $0.01 par value, 20,000,000 shares
       authorized; 5,808,847 and 5,811,742 shares issued,
       10,464,085 shares issued pro forma                                             105               58                58
Paid-in capital                                                                   120,676           73,437            73,685
Accumulated deficit                                                             (112,351)        (115,961)         (115,266)
Cumulative translation adjustment                                                   1,092            1,092               932
Unrealized gain on available-for-sale securities,
       net of tax                                                                       -            6,289             2,107
Treasury stock, at cost, 20,000 shares                                              (360)            (360)             (360)
                                                                                ---------      -----------        ----------

       Total stockholders' equity (deficit)                                         9,162         (35,445)          (38,844)
                                                                                ---------        ---------         ---------
       Total liabilities and stockholders' equity (deficit)                     $  45,281        $ 45,244          $ 49,391
                                                                                =========        =========         =========




    The accompanying notes are an integral part of these financial statements


                                        4

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands, unaudited

                                                                   Nine Months Ended
                                                                   -----------------

                                                             March 31,           March 31,
                                                                 1996                1995
                                                                 ----                ----

Net cash flows used in operating activities                  $(1,983)            $   (114)
                                                             -------             --------
Cash flows used in investing activities:

           Capital expenditures                                 (712)                (607)
           Capitalized software                                 (670)                (764)
                                                             -------            ---------

Net cash used in investing activities                         (1,382)              (1,371)
                                                             -------            ---------
Cash flows (used in) provided by financing activities:

           Collateral receipts                                 1,088                  106
           Repayment of capital leases                          (103)                (323)
           Repayment of long-term debt                        (1,073)                  (9)
                                                              -------           ---------

Net cash used in financing activities                            (88)                (226)
                                                             --------           ---------
Effect of exchange rate movements                               (295)                 434
Effect of discontinued operations                             (6,853)               2,725
                                                             -------            ---------
Net (decrease) increase in cash and cash equivalents         (10,601)               1,448
Cash and cash equivalents at beginning of period              15,110               11,881
                                                             -------            ---------
Cash and cash equivalents at end of period                   $ 4,509            $  13,329
                                                             =======             ========


    The accompanying notes are an integral part of these financial statements


WALSH INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)



1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The consolidated financial statements include the accounts of Walsh International Inc. and all of its majority-owned subsidiaries other than the Source Business. The "Source Business", which is accounted for as discontinued operations (see Note 3), includes a range of products and services, primarily marketed under the name Source, that utilize proprietary databases of prescriptions dispensed by retail outlets in the United States. The Consolidated financial statements have been restated for discontinued operations.

                  The accompanying consolidated statements of operations for the three and nine months ended March 31, 1996 and 1995, the consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995, the consolidated balance sheets as of March 31, 1996 and the related information of Walsh International Inc. (the "Company") included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of continuing operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

                  The June 30, 1995 balance sheet was derived from the Company's June 30, 1995 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, and includes certain reclassifica- tions to conform to the unaudited March 31, 1996 balance sheet.

                  These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Registration Statement on Form S-1.


2.       PRO FORMA BALANCE SHEET

                  The Pro Forma Balance Sheet as of March 31, 1996 is included to reflect the estimated effects of the Spin-Off of the Source Business to its stockholders (the "Spin-Off"); the proceeds generated from the initial public offering of the Company's

         Common Stock, including the over-allotment, and the use of a portion of the proceeds to retire the Company's subordinated debentures.

                  As of April 16, 1996, the Company consummated the Spin-Off. Pursuant to an agreement with the holders of the Preferred Stock, at the time of the Spin-Off, one-half of the shares of Preferred Stock were exchanged for shares of preferred stock of Source having substantially similar terms, and the redemption price of the Preferred Stock was increased to $25.34. Based on the relative fair value of Walsh and Source, $11,802,000 of obligations of the Preferred Stock were transferred to Source as part of the Spin-Off. The remaining issued and outstanding Preferred Stock after the Spin-Off was converted into 1,486,252 shares of Common Stock concurrently with the consummation of the offering.

                  The unaudited Pro Forma Balance Sheet reflects the impact of the Spin-Off. In addition to the transaction described in the preceding paragraph and the identifiable net liabilities of the Source Business as described in Note 3, the Company contributed the Pharmaceutical Marketing Services Inc. ("PMSI") shares, certain other corporate assets and cash to fund the working capital requirements of the Source business.

                  The consummation of the initial public offering, including the over-allotment, resulted in the issuance of 3,186,091 shares of the Company's Common Stock and the generation of net proceeds of approximately $34.8 million. The Company has used approximately $14.2 million of the net proceeds to repay its subordinated debentures due March 31, 1997 and intends to use approximately $0.5 million of the net proceeds to repay the remainder of those debentures. The Pro Forma Balance Sheet reflects the above transactions.


3.       DISCONTINUED OPERATIONS - SOURCE BUSINESS

                  The Company consummated the Spin-Off on April 16, 1996. This was accomplished by the distribution of all the issued and outstanding capital stock of Source to the Company's shareholders.

                  As a result of the above, results of operations of Source have been reclassified as discontinued operations.

                  The loss in the nine months ended March 31, 1996 includes an estimate of the losses expected to be incurred form the Source business from April 1, 1996 through the date of the Spin-Off of $192,000.

                  The revenues for the discontinued operations were $12,470,000, $11,366,000, $37,805,000 and $36,969,000 for the three months ended
         March 31, 1996 and 1995 and for the nine months ended March 31, 1996 and 1995, respectively.

         Net Liabilities of Discontinued Operations
         Dollars in thousands

                                                 June 30,              March 31,
                                                    1995                   1996
                                                    ----                   ----

           Cash                                  $ 7,856               $ 5,149

           Accounts receivable                      7,786                 9,618

           Other assets                           10,777                12,696

           Accrued liabilities                    (9,086)               (8,359)

           Unearned income                       (15,130)              (14,256)

           Other liabilities                     (12,513)               (9,961)
                                                 -------               -------

           Identifiable net liabilities
             of discontinued operations          $(10,310)             $(5,113)
                                                 ========              =======



4.       PRO FORMA INCOME (LOSS) PER SHARE

                  Pro Forma income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from the Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included in the computation where dilutive (except that, pursuant to the Securities and Exchange Commission rules, the Preferred stock which was converted into Common Stock in connection with the Company's initial public offering is included as if converted even though inclusion may be anti-dilutive).

                  Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, all Common and Common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods through December 31, 1995, the interim period included in the initial public offering prospectus (using the treasury stock method and the initial public offering price of $12.00 per share for stock options and warrants). After December 31, 1995, Common equivalent shares are included only if they have a dilutive effect. The Pro Forma Income
         (loss) per share calculation does not include the shares issued in conjunction with the initial public offering.

5.       INCOME TAXES

                  For the three and nine months ended March 31, 1996 the effective tax rates were 89% and 18% respectively compared to a tax provision on a loss for the equivalent periods of fiscal 1995. These rates were 56% and 8% after adding back the debenture interest which will not be a continuing expense and is not deductible for tax purposes. The effective income tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                             OPERATIONS AND FINANCIAL CONDITION
                          WALSH INTERNATIONAL INC. AND SUBSIDIARIES



              Three Months Ended March 31, 1996 and March 31, 1995

         Revenue for the Company's third quarter of fiscal year 1996 was $12.1 million, an increase of 20% over the comparable period of the prior year. The increase was principally due to a 21% increase in PRECISE revenues. Although lower as a percentage of revenue, increased direct mail marketing sales also contributed to the higher revenues. Currency exchange rates had no material impact on the level of increase.

         Production costs in the third quarter were $4.7 million (39% of revenue) compared with $4.6 million (45% of revenue) in the comparable quarter of fiscal year 1995. The decline in production costs as a percentage of total revenues reflect the company's operating leverage. Production costs have increased in the quarter due to the higher direct mail marketing sales which have a lower gross margin than the Company's other products.

         Selling, general and administrative expenses in the third quarter were $5.2 million (43% of revenue), compared with $4.8 million (47% of revenue) in the comparable quarter of the prior year. The 10% increase is due to higher investment in sales resources.

         Research and development costs decreased by $0.2 million compared with the comparable quarter of fiscal 1995 reflecting reduced outside consultancy costs associated with the development of Premiere. The percentage of software development costs capitalized has remained at similar rates in each period.

         Net interest expense for the quarter ended March 31, 1996 was $0.4 million, compared to $0.3 million for the comparable fiscal 1995 period, a result of reduced levels of cash following the consumption of cash by the discontinued operations.

         The effective tax rate for the quarter ended March 31, 1996 was 89% which compares to a tax provision on a loss for the comparable fiscal 1995 period. Excluding the non- continuing debenture interest for which no tax benefit is obtained, the effective rate was 56%. The rate differential reflects the Company's higher utilization during fiscal 1996 of net operating loss carry forwards.


                    Nine Months Ended March 31, 1996 and 1995

         Revenue for the nine months ended March 31, 1996 was $34.2 million, an increase of 16% over the comparable period of the prior fiscal year. Eliminating the impact of currency exchange rate fluctuations, revenues increased by 15%. The increase was principally due to 22% growth in PRECISE revenues.

         Production costs for the nine months ended March 31, 1996 were $13.6 million (40% of revenue), compared with $13.0 million (44% of revenue) in the comparable fiscal 1995 period. The increase in costs was primarily due to increased revenues. Production costs declined as a percentage of revenue demonstrating the company's operating leverage.

         Selling, general and administrative expenses for the nine months ended March 31, 1996 were $15.5 million (45% of revenue) compared with $14.4 million (49% of revenue) for the comparable period of the prior fiscal year. The increase in expenses was due to costs associated with the impending launch of Premiere, including $0.2 million of one time promotional costs and increased investment in senior sales resources.

         Research and development costs were $2.6 million and $2.8 million for each of the nine months ended March 31, 1996 and 1995, respectively. The decrease for fiscal 1996 reflects lower development costs for Premiere, principally reduced expenditure on software development consultants.

         Net interest expense for the nine months ended March 31, 1996 was $1.1 million, unchanged from the comparable fiscal 1995 period.

         The effective tax rate for the nine months ended March 31, 1996 was 18% which compares to a tax provision on a loss for the comparable fiscal 1995 period. The lower rate is due to tax credits in the first half of the fiscal year arising from the transfer of the PMSI shares to the Source business in order to fund working capital. Excluding debenture interest, the effective rate would have been 8%. The rate differential reflects changes in the anticipated mix of profits of the Company's subsidiaries operating in different countries for the fiscal year ending June 30, 1996 plus the higher utilization of net operating loss carry forwards in fiscal 1996.


                         Liquidity and Capital Resources


         At March 31, 1996, the Company's cash and cash equivalents totaled $4.5 million, a decrease of $10.6 million from the $15.1 million balance at June 30, 1995. The decrease is primarily due to the consummation of cash by the discontinued operations.

         The consummation of the initial public offering, including the over-allotment, resulted in the issuance of 3,186,091 shares of the Company's Common Stock and the generation of net proceeds of approximately $34.8 million. The Company has used approximately $14.2 million of the net proceeds to repay its subordinated debentures due March 31, 1997 and intends to use approximately $0.5 million of the net proceeds to repay the remainder of those debentures. The Company anticipates that the net proceeds from the initial public offering of its Common Stock, together with anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1998.

PART II.             OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibits

         Exhibit
         Number

         3.1 Restated Certificate of Incorporation of Walsh International Inc., incorporated by reference to Exhibit
                     3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.1 Employment Agreement dated January 1, 1996 between Walsh International Inc. and Michael A. Hauck, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.2 Employment Agreement dated January 1, 1996 between Walsh International Inc. and Robert Mander, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.3 Employment Agreement dated January 1, 1996 between Walsh International Inc. and Martyn D. Williams, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.4 Employment Agreement dated January 1, 1996 between Walsh International Inc. and Leonard R. Benjamin, incorporated by reference to Exhibit 10.11 to the Registration Statement on For` S-1 of the Company (file no. 333-316)

         10.5 Walsh International Inc. and Its Subsidiaries Restated Stock Option and Restricted Stock Purchase Plan, incorporated by reference to Exhibit 10.12 the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.6 Walsh International Inc. Non-Employee Directors' Stock Option Plan effective April 19, 1993, as amended, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

         10.7.1 Master Reorganization Agreement dated as of April 16, 1996 between Walsh International Inc. and Source Informatics Inc.

         10.7.2 Services Agreement dated as of April 16, 1996 between Walsh International Inc. and Source Informatics Inc.

         10.7.3 Support Services Agreement dated as of April 16, 1996 between Walsh International Inc. and Source Informatics Inc.

         10.7.4 Preferred Technology Partner Agreement dated as of April 16, 1996 between Walsh International Inc. and Source Informatics Inc.

         10.7.5 Pharbase License Agreement dated as of April 16, 1996 between Walsh International Inc. and Source Informatics Inc.

         10.7.6 Facilities Agreement entered into as of April 16, 1996 by and between Walsh International Inc. and Source Informatics Inc.

         10.8 Agreement dated as of April 16, 1996 by and among Walsh Interna- tional Inc., Source Informatics Inc. and those holders of Series A Convertible Preferred Stock, $1.00 par value per share of the Company which have entered into the Agreement and whose names are set forth on the signature pages thereof

         10.9 Joint Venture Agreement dated January 25, 1996 between Walsh International Inc. and Interpacific Holding S.A. and Company, incorporated by reference to Exhibit 10.16 to the Registration State- ment on Form S-1 of the Company (file no. 333-316)

         11.1        Computation of Earnings (Loss) per Share

         27.1        Financial Data Schedule


         (b)         Reports on Form 8-K

                     None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 30, 1996                        Walsh International Inc.
                                           ------------------------



                                             By /s/ Martyn D. Williams
                                             -------------------------
                                                    Martyn D. Williams
                                                    Chief Financial Officer

                                              On behalf of the registrant and as
                                              principal financial officer.

                                                 INDEX TO EXHIBITS

Exhibit                           Description                       Page Number


3.1            Restated Certificate of Incorporation of Walsh            --
               International Inc., incorporated by reference to
               Exhibit 3.1 to the Registration Statement on Form
               S-1 of the Company (file no. 333-316)

3.2            By-laws of Walsh International Inc., as amended,          --
               incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Compa-ny (file no. 333-316)

10.1           Employment Agreement dated January 1, 1996                --
               between Walsh International Inc. and Michael A.
               Hauck, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.2           Employment Agreement dated January 1, 1996                --
               between Walsh International Inc. and Robert
               Mander, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.3           Employment Agreement dated January 1, 1996                --
               between Walsh International Inc. and Martyn D.
               Williams, incorporated by reference to Exhibit
               10.10 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.4           Employment Agreement dated January 1, 1996                --
               between Walsh International Inc. and Leonard R.
               Benjamin, incorporated by reference to Exhibit
               10.11 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.5           Walsh International Inc. and Its Subsidiaries Re-         --
               stated Stock Option and Restricted Stock Purchase
               Plan, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.6            Walsh International Inc. Non-Employee Directors'          --
                Stock Option Plan effective April 19, 1993, as amended, incorporated by reference to Exhibit
                10.13 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

10.7.1          Master Reorganization Agreement dated as of               17
                April 16, 1996 between Walsh International Inc.
                and Source Informatics Inc.

10.7.2          Services Agreement dated as of April 16, 1996             49
                between Walsh International Inc. and Source
                Informatics Inc.

10.7.3          Support Services Agreement dated as of April 16,          54
                1996 between Walsh International Inc. and Source
                Informatics Inc.

10.7.4          Preferred Technology Partner Agreement dated as           62
                of April 16, 1996 between Walsh International Inc.
                and Source Informatics Inc.

10.7.5          Pharbase License Agreement dated as of April 16,          71
                1996 between Walsh International Inc. and Source
                Informatics Inc.

10.7.6          Facilities Agreement entered into as of April 16,         84
                1996 by and between Walsh International Inc. and Source Informatics Inc.

10.8            Agreement dated as of April 16, 1996 by and              101
                among Walsh International Inc., Source Informatics
                Inc. and those holders of Series A Convertible
                Preferred Stock, $1.00 par value per share of the Company which have entered into the Agreement and whose names are set forth on the signature pages thereof

10.9            Joint Venture Agreement dated January 25, 1996            --
                between Walsh International Inc. and Interpacific
                Holding S.A. and Company, incorporated by refer-ence to Exhibit 10.16 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

11.1            Computation of Earnings (Loss) per Share                  115

27.1            Financial Data Schedule                                   --