Form 10-K
period 1996-06-30
WALSH INTERNATIONAL INC \DE\
filed 1996-09-27
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

          For fiscal year ended June 30, 1996 or

     |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                For the period from July 1, 1995 to June 30, 1996

                         Commission File Number: 0-28202

                            WALSH INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                 51-0309207
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

105 Terry Drive, Suite 118, Newtown, Pennsylvania        18940
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (215) 860 4949

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                        on which registered
                                                           None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock of the registrant held by non-affiliates as of September 18, 1996 was approximately $109,949,280.

    As of September 18, 1996 there were 10,471,360 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its meeting of stockholders in connection with its fiscal year ended June 30, 1996, which is to be filed pursuant to Regulation 14A not later than October 28 1996 is incorporated by reference into Part III of this Form 10-K.

                                     Part I

ITEM 1.  BUSINESS

INTRODUCTION

Walsh International Inc. ("Walsh" or the "Company") develops, markets and provides comprehensive sales and marketing information systems for pharmaceutical companies to assist them in the more efficient management of their sales organizations. Walsh is a market leader in providing electronic territory management systems ("ETMS") and sales management information solutions ("SMIS") to the pharmaceutical industry worldwide. Walsh also provides data services and marketing support services based on proprietary databases of medical professionals and others who influence prescribing decisions.

The Company was incorporated in Delaware in 1988 and following the carve out of Pharmaceutical Marketing Services Inc. ("PMSI") Walsh operated in two business segments:

(i) the Walsh Business, which includes sales force management and integrated sales and marketing information services, associated medical professional databases and other services related to those databases, such as direct mail marketing and consulting, and

(ii) the Source Business, which develops and provides proprietary databases of prescriptions dispensed by retail outlets in the United States. Source and PMSI currently collaborate in commercializing the Source prescription databases. Source is developing similar databases in several European countries, and it is anticipated that these would also be commercialized jointly by PMSI and Source.

All of the issued and outstanding capital stock of a newly-formed holding company of the Source Business, Source Informatics Inc. ("Source"), was spun-off to the existing stockholders of the Company as of April 16, 1996 (the "Spin-Off"). Immediately prior to the Spin-Off, Walsh and its subsidiaries held approximately 9.2% of the outstanding common stock of PMSI, all of which was transferred to Source in the Spin-Off. The results of the Source Business are presented as "discontinued operations" throughout document.

The Company's principal executive offices are located at 105 Terry Drive, Suite 118, Newtown, Pennslyvania, telephone no. (215) 860 4949. Walsh has a technology development center in Belgium and local operating companies in the United States, Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. With the exception of Austria, Singapore and New Zealand, all such local operating companies provide full service support for Walsh's technology and data services, including a client sales and support team, a database maintenance team and a facilities management center.

SERVICES

Walsh provides three types of services that it has designed to work either independently or together to provide a comprehensive sales and marketing information solution:

o Technology Services, consisting of PRECISE, the Company's established advanced ETMS, and Premiere, the Company's SMIS which was launched in fiscal 1996;

o    Data Services, consisting of the Pharbase customer database service; and

o Marketing Support Services, consisting of Pharbase-driven selective direct marketing services supporting the sales organization, and research and consulting services.

TECHNOLOGY SERVICES

PRECISE is an advanced DOS-based ETMS that can be run on virtually any PC, enabling the Company to convert clients from other systems without the requirement for a hardware upgrade. As of June 30, 1996, the Company and its licensee had implemented PRECISE for more than 380 sales forces with over 9,300 end-users.

Premiere, the Company's SMIS introduced during fiscal 1996, is a Windows-based system designed to support the client's entire sales and marketing team, with additional applications for other users within the client company who either need access to the sales organization or to customer data. Premiere's open architecture facilitates integration with other client systems and access by users outside the sales organization, including general management, medical, clinical research and planning personnel.

Premiere was designed as a Windows-based system, rather than an upgrade of a DOS-based system with a Windows user interface. As a result, Premiere does not have the file size and networking limitations imposed by a DOS-based system, but does require PC's with sufficient memory to run Windows and the Premiere applications. Additionally, it allows full multi-tasking by all end-users through an icon-driven graphic user interface. The Premiere software is built on distributed relational databases, which provide greater flexibility in retrieving and displaying various data elements, and, like PRECISE, is designed to handle data over a wide area network ("WAN"). Multiple file servers can operate on a local area network ("LAN"), giving Premiere the capability of supporting the largest of pharmaceutical sales forces. Premiere can be operated using the client's choice of any database engine that meets the international standards for open databases ("SQL" and "ODBC"). This allows any client
selecting  Premiere  to  standardize  database  software   enterprise-wide,   if
required.

PRECISE and Premiere systems are fully customized for each client to meet the needs of the various end-users within the client organization. Generally, sales representatives are provided with a user-friendly, comprehensive system enabling them to:

o    plan sales calls

o    report sales calls on medical professionals

o    analyze calling activity

o    track sales and promotional activity

o    collate and report discretionary promotional expenditure

o communicate and coordinate across sales forces and divisions within the client organization


Field and head office managers are able to:


o    monitor and direct the activities of sales representatives

o    analyze calling and promotional activities

o    compare the performance of sales representatives or sales forces

Both PRECISE and Premiere are designed to manage and distribute customer information (such as that compiled in the Pharbase databases) as well as to integrate prescription data provided by Source or any other supplier of such data. In general, prescription data must be reprocessed before being distributed through ETMS or SMIS, which can significantly delay the receipt of data by the sales force. The Company and Source have entered into a Preferred Technology Agreement whereby the parties will collaborate to build and maintain a seamless data interface between their respective technologies to facilitate delivery, by means of Premiere, of prescription data at the sales representative level.

Walsh currently provides client sales and support teams and facilities management centers for PRECISE and Premiere in 13 countries through its local operating companies and one licensee. These operations are responsible for the initial implementation and ongoing support of a PRECISE or Premiere system. Because installations are conducted by these local operating companies, each of which can customize a client's system using proprietary System Builders, Walsh can implement multi-national contracts for PRECISE or Premiere concurrently.

Walsh's clients receive only fully executable applications. Walsh retains the source codes for PRECISE and Premiere at its development center, distributing only executable program code and System Builders to the local operating companies for use in the installation process. The process, which usually takes between three and five months, typically involves:

o    Project   management   designed   to  ensure   delivery   of  a  system  to
     specification, on time and on budget.

o Design consultancy to assist the client in creating detailed specifications for its system.

o    System customization to the client's specific requirements.

o    Software loading and testing with PRECISE or Premiere.

o    Data loading with Pharbase, the client's own data and/or third-party data.

o    User documentation customized to match the client's functionality.

o    LAN set-up, as appropriate.

o    End-user training on the PRECISE or Premiere system, as appropriate.


All PRECISE and Premiere systems are available in the client's language of choice. The Company has delivered systems that operate in over 15 languages. Where appropriate to the market, e.g. Canada and Belgium, the system is delivered in a dual or multi-language format.

PRECISE and Premiere are generally offered to clients as part of an overall service package under initial two or three year contracts, which then become "evergreen" (subject to automatic annual renewal unless terminated). All contracts require the Company to customize its PRECISE or Premiere technology with System Builders to deliver a client-specific version of the service, with applications appropriate for sales representatives, field managers and head office users. In most markets, the majority of the Company's clients also contract for comprehensive facilities management by the Walsh facilities management center, including location and maintenance of the file server, full data back-up and archiving procedures, user help line support, user problem reporting, change management, hardware swap and other client support. Continuing support is provided to each client by Walsh's local operating company in the country where the client operates. Walsh does not offer perpetual licenses of its technology services to any client, nor does it sell its software.

In South Africa, Walsh has licensed PRECISE and Premiere technology to a third party and receives royalties.

DATA SERVICES

Pharbase provides contact information and data on professional affiliations and other prescribing influences with respect to all physicians in particular national  markets.  In  some  of  these  markets,  the  database  also  contains information on other medical professionals, such as pharmacists and key administrators. Pharbase is a leading source of pharmaceutical industry customer data, and government and healthcare agencies in certain markets use Pharbase-driven mail programs to communicate with medical professionals for drug recalls, contra-indication notices and other critical medical information.

Pharbase is available in Europe, Canada, Australia and New Zealand and is used by approximately 350 sales forces. It is delivered to clients embedded in PRECISE or Premiere, through a third-party ETMS, by magnetic media for integration with a client's head office systems, or as part of a direct marketing campaign, often in support of the sales force's activities. See "Marketing Support Services." Over 75% of PRECISE clients also contract for Pharbase to provide data for their PRECISE service. Data services are generally provided under contracts with an initial two or three year term that become "evergreen."

Each of Walsh's local operating companies has a database maintenance team that is responsible for the maintenance of the comprehensive national Pharbase databases, subsets of which are delivered to clients as part of the Pharbase service. The primary sources of information for the maintenance of the Pharbase databases are client pharmaceutical companies, questionnaires to physicians and hospital administrators, mailing returns and publications. Every client that contracts to use Pharbase within PRECISE, Premiere or another ETMS agrees to notify the Company of any additions, deletions or changes within its customer database (such as changes of location, affiliation or medical specialty of medical professionals).

Updating information is also supplied by PMSI and by Source. These updates are then aggregated into the Pharbase databases and released to all Pharbase clients once the changes have been verified.

MARKETING SUPPORT SERVICES

In certain of its markets, Walsh provides marketing support services using the Pharbase databases. Marketing support services generally include direct mail and market research services, and are contracted on a project-by-project basis.

Walsh's  direct mail  services  provide a relatively  inexpensive  means for its clients to reinforce the impact of personal sales calls by their representatives. The Company is able to enhance the effectiveness of a client's direct mail promotions by using Data Selector programs to extract from Pharbase databases specific information regarding the targeted mailing audience. In Belgium, Spain and Australia, the Company provides a selective mailing label supply service. In the United Kingdom, the Netherlands, Germany and Canada, the Company combines this service with mailing facilities capable of processing the range and size of mailings required by the pharmaceutical and healthcare industries, to provide full-service direct mail marketing.

Walsh's market research services include data analysis, interviews (in person or by telephone) and postal surveys. These services, which are available in Canada, Australia and New Zealand, support the primary Walsh services by focusing on the effectiveness of the sales and marketing process and general market forces. They include both syndicated and client-specific services.

SALES AND MARKETING

The Company has organized its business in substantially all its current national markets through local operating companies. Walsh believes that the local expertise developed by these companies permits the

Company to develop integrated, customized solutions for the problems presented by each national selling environment. Each local operating company has a team of sales and client support staff responsible for sales of the Company's services in its market.

The Company's locally-based sales executives are supported by a corporate sales and marketing group responsible for initiating, coordinating and managing multinational sales opportunities and creating strategic relationships with the Company's clients. The Company's experience has been that some international pharmaceutical industry clients make decisions regarding sales and marketing management systems centrally while others make such decisions locally, with regard to a particular national market. Together with the local operating companies, the corporate sales and marketing group has developed strategies specific to each client and potential client, reflecting the perceived manner in which the client makes its decisions. Walsh also seeks to present a consistent service and company image internationally to its clients and potential clients through international marketing campaigns, industry exhibitions, client meetings and regular user group forums.

GROWTH STRATEGY

The Company's growth strategy is to build on its established position as a market leader through:

Increased Market Penetration for New and Existing Services

o The Company believes that there is significant opportunity to sell the Premiere service to new clients and upgrade existing PRECISE clients to Premiere, while increasing the penetration of the Company's Pharbase service in established markets.

o Premiere, a Microsoft Windows-based system that can serve large sales forces more effectively than a DOS-based system such as PRECISE, was introduced in November 1995. As of June 30, 1996, the Company had installed Premiere for 8 clients. The Company currently has contracted to provide Premiere to 8 further clients, and has entered into letters of intent with an additional 15 prospective clients.

o PRECISE is currently provided under contracts and licensing arrangements to more than 380 sales forces, representing over 9,300 end-users. Since no client uses PRECISE in more than 7 of the 11 markets where Walsh has operations, the Company expects to continue to sell PRECISE to clients wishing to standardize ETMS internationally. In addition, because PRECISE can run on inexpensive hardware, the Company expects that there will be continuing opportunities to market PRECISE to clients that do not have Windows-compatible hardware.

o Pharbase currently supports over 350 sales forces, approximately 270 of which are also PRECISE customers. The Company believes that the introduction of Premiere will present an opportunity for further market penetration for its Pharbase service. Walsh will continue to market Pharbase independently of PRECISE and Premiere.

Expansion of U.S. Business

The Company intends to expand its U.S. presence in conjunction with the introduction of Premiere, which can serve large sales forces more effectively than DOS-based systems such as PRECISE. The Company may also seek to expand its U.S. presence by acquiring businesses with complementary client bases, databases or technology.

Expansion into New Geographic Markets

The Company intends to expand into other growing healthcare markets worldwide. On January 25, 1996, the Company entered into a Joint Venture Agreement with an affiliate of Zuellig Pharma S.A. ("Zuellig"), pursuant to which the parties have established a joint venture for the commercialization of the Company's PRECISE, Premiere and Pharbase services in 12 countries in Asia-Pacific. The joint venture company has been formed in Singapore. Walsh owns 51% of the equity and has operational control of the joint venture. The joint venture has an initial capitalization of $500,000. After June 30, 1997, the joint venture will have the option to acquire the Company's Australian and New Zealand operations, although the Company does not have any current plans to cause such option to be exercised. Zuellig is a major healthcare company in the Asia-Pacific market, providing pharmaceutical distribution, wholesaling, manufacturing and sales services to a number of international pharmaceutical and healthcare companies. It will assist the joint venture in establishing commercial relationships with potential clients in the market. The joint venture became operational in the third quarter of fiscal 1996. It is not anticipated that the joint venture or its option to purchase the Company's Australian and New Zealand operations, if exercised, will materially affect the Company's results of operations or financial condition over the next two fiscal years.

Diversification within the Healthcare Industry

PRECISE, Premiere and Pharbase have been designed to support the sales and marketing function of healthcare industry suppliers outside the ethical pharmaceutical industry. The Company intends to diversify within the healthcare industry and currently provides PRECISE to eight such clients, including suppliers of OTC pharmaceuticals, nutritional products and medical diagnostics. The Company anticipates that the OTC market will become increasingly important as branded prescription-only drugs are reclassified to permit OTC sale.


Entering New Industry Markets

Building on its experience in the healthcare industry, the Company will explore opportunities for exploiting the PRECISE and Premiere services in other industries that have complex selling environments. Walsh anticipates that such expansion would be implemented primarily through joint ventures, strategic partnerships or licensing agreements with established businesses in such industries that could provide the necessary data expertise. The Company is not currently involved in negotiations or party to any agreements or understandings with respect to any such arrangement that would be material.

COMPETITION

The market for sales and marketing information systems is highly competitive. Many companies offer ETMS and other sales force automation products, although few focus on the pharmaceutical industry. The Company believes that there are approximately 10 other companies that supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. Certain of these companies have a significantly greater market share than Walsh in certain of the markets in which PRECISE and Premiere are offered, including Dendrite International, Sales Technologies and CorNET International in the United States and Cegedim in France.

Sales and marketing information systems differ greatly in terms of functionality, flexibility and the type of hardware platform supported. The Company's products and services compete with others principally on the basis of market expertise, product functionality, flexibility and customization, name recognition, global coverage, service standards, breadth of customer base, technical support and cost. Management believes the Company's systems compete favorably with respect to these factors. In particular, the Company believes that its development strategy, which permits system customization without modifying the underlying source code, allows the Company to deliver a fully-customized system more rapidly and at less cost than competing systems.

Some of the Company's existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than the Company. Additionally, the corporate parent of one of the Company's competitors, Sales Technologies, controls certain of the proprietary data collection systems that provide prescription sales data in some countries (including the United States) to pharmaceutical companies. It may be possible for Sales Technologies to gain a competitive advantage in the pricing of its ETMS for customers who are interested in purchasing the data collected by its corporate affiliate. However, the Company believes that its proposed preferred technology partnership with Source, which offers similar prescription sales data, will enable the Company to compete effectively.

Competition will increase in the future if new competitors enter the market to supply sales management systems to the pharmaceutical industry and as existing competitors expand and enhance their product lines. The Company may encounter additional competition in the future from firms offering outsourcing of information technology services, from vendors of software products providing specialized applications not offered by the Company and from the development and/or operation of in-house systems by pharmaceutical companies. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

GOVERNMENT REGULATION

Walsh's pharmaceutical industry clients are subject to constraints put in place by government payers in certain countries that restrict prescriber choices among various drugs, and may also be subject to changes in the healthcare delivery systems in Europe, the United States and other countries in which the Company operates. These factors may affect the sales and marketing budget of pharmaceutical companies and, in turn, reduce the demand for the Company's products and services. There can be no assurance that the Company will respond effectively to all of these or other changes in the market place.

In addition to regulations affecting its pharmaceutical industry clients, Walsh is directly subject to certain restrictions on the collection of data. There have been legislative efforts in many markets to limit the dissemination and sale of certain information that may be considered private. The Company neither collects nor disseminates data concerning the names or identities of patients. The Company believes that its data collection and dissemination practices comply with the requirements of applicable national data privacy legislation, as well as industry-promulgated and nationally recognized codes of conduct. However, there can be no assurance that future legislation or regulations will not directly or indirectly restrict the collection or dissemination of information regarding physicians, the prescribing history of physicians or other data currently collected or disseminated by the Company. Any such restrictions could have a material adverse effect on the operations of the Company.

EMPLOYEES

As of June 30, 1996, Walsh employed approximately 525 employees in 13 countries with each of the 10 local operating companies in the United States, Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, Spain and the United Kingdom employing at least 20 people staffing the client sales and support team, facilities management center and database maintenance team. The Company has completed an extensive personal development program within its senior country management, as well as skills training within its client sales and support and technical specialists.

The Company believes that relations with employees are good. There are no collective bargaining agreements in place. In the Netherlands, France and Germany, the Company has Workers Councils, which is a legal requirement in those countries.

ITEM 2  PROPERTIES

The Company's principal executive offices in the United States are located in Newtown, Pennsylvania. Walsh owns office space consisting of 10,000 square feet in the United Kingdom. The Company leases 144,000 square feet of office and warehouse space in various locations in the United States, Canada, Europe, Australia, New Zealand and Singapore. Management believes that its current facilities, and other space which is readily available, are adequate to meet its needs for the foreseeable future.

On-line, batch processing and file server operations, which are performed at the Company's database maintenance and facilities management centers, are backed up each night in fireproof surroundings and stored off-site weekly. Copies of the Company's operating systems, key applications and critical client data are maintained off-site. The Company does not rely on unique hardware systems, and its purchase and maintenance agreements with third parties provide for backup support in the event of a computer failure. Each center has a documented disaster recovery plan, which is subject to regular test.

All clients require that Walsh hold their confidential databases separate from those of other clients. Facilities management centers are maintained as secure areas.

ITEM 3  LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 16, 1996, the holders of an aggregate 4,505,477 shares of Common Stock and 1,435,002 shares of the Company's then outstanding Series A Convertible Preferred Stock executed an action by written consent as to the following matters (each of which was consented to by the holders of all such shares, with no abstentions or votes against):

     (a) Adoption of the Company's Restated Certificate of Incorporation;

     (b) Adoption of the Company's Restated By-Laws;

     (c) Approval of the Master Reorganization Agreement between the Company and Source Informatics Inc.;

     (d) Approval of the Company's Restated Stock Option and Restricted Stock Purchase Plan; and

     (e) Approval of an amendment to the Company's Non-Employee Director Stock Option Plan to increase the number of shares reserved for issuance thereunder to 120,000.

The above share numbers are adjusted to give effect to the 1-for-4 reverse split effected on April 16, 1996.

                                     PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been included in The Nasdaq National Market under the symbol "WSHI" since April 17, 1996.

The reported high and low closing sales prices for the Company's Common Stock as reported by NASDAQ for the period to June 30, 1996 were:


         Fiscal Year Period           High              Low
         ------------------           ----              ---
         1996
         Fourth Quarter               15 1/8            9


         As of September 18, 1996 there were approximately 182 holders of record of the Company's Common Stock.

         The Company has never paid dividends to holders of its Common Stock. The Company intends to retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

The selected consolidated financial data set forth below has been derived from the audited consolidated financial statements of Walsh for the two years ended December 31, 1991 and 1992, the six month transition period ended June 30, 1993 and the years ended June 30, 1994, 1995 and 1996. The selected financial data for the years ended June 30, 1994, 1995 and 1996 should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the historical consolidated financial statements, including the notes thereto, included elsewhere in this Report. The results of the Source business are presented as discontinued operations for all periods presented.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                 -----------------------------------------------------------------------------------
                                                                             Six
                                                                             Months
                                                           Years Ended       Ended                               Years Ended
                                                           December 31       June 30,                             June 30,
                                                 ------------------------   ------------  -----------------------------------------
(Dollars in thousands, except per share amounts)    1991(1)      1992           1993          1994           1995          1996
                                                 -----------  -----------    -----------   -----------    -----------   -----------
Statement of Operations Data:
Revenues                                         $    88,716  $    33,293    $    16,506   $    34,532    $    40,269   $    47,262
Costs and expenses:
  Production costs                                    51,091       16,023          7,374        15,401         17,733        18,442
  Selling, general and administrative
   expenses                                           31,713       24,080         11,121        21,366         19,423        21,348
  Research and development costs                       4,964        3,898          1,152         3,049          3,953         3,510
  Amortization of intangible assets                   16,283        4,982            142           138            112           130
  Restructuring costs                                  3,939           --             --           824             --            --
                                                 -----------    -----------   -----------    -----------   -----------  -----------
Total costs and expenses                             107,990       48,983         19,789        40,778         41,221        43,430
                                                 -----------  -----------    -----------   -----------    -----------   -----------
Operating profit (loss)                              (19,274)     (15,690)        (3,283)       (6,246)          (952)        3,832
Interest income                                          444          793            132           525            950           843
Interest expense                                      (4,466)      (2,393)        (1,162)       (2,076)        (2,325)       (2,045)
Gain on sale of shares in PMSI                        40,832       10,026             --         2,420            402            --
Equity income of PMSI                                     --        3,165            555           973          1,180            --
Other income, net                                         --           --            838            --             --            --
Minority Interest                                         --           --             --            --             --           113
                                                 -----------  -----------    -----------   -----------    -----------   -----------
Income (loss) from continuing operations
  before income taxes                                 17,536       (4,099)        (2,920)       (4,404)          (745)        2,743
Income tax (provision) benefit                        (5,613)         483            237        (1,509)        (2,212)         (658)
                                                 -----------   -----------   -----------   -----------    -----------   -----------
Income (loss) from continuing operations              11,923       (3,616)        (2,683)       (5,913)        (2,957)        2,085
Discontinued operations:
Loss from discontinued operations, net                (7,467)     (18,214)        (5,123)       (5,800)        (1,554)       (1,755)
                                                 -----------   -----------   -----------   -----------    -----------   -----------
Net income (loss)                                $     4,456  $   (21,830)   $    (7,806)  $   (11,713)   $    (4,511)  $       330
                                                 ===========  ===========    ===========   ===========    ===========   ===========
Income (loss) per share from continuing          $      2.09  $     (0.64)   $     (0.46)  $     (0.81)   $     (0.40)  $      0.25
operations
Loss per share from discontinued operations, net       (1.31)       (3.24)         (0.88)        (0.79)         (0.21)        (0.21)
                                                 -----------   -----------   -----------   -----------    -----------   ------------
Net income (loss) per share                      $      0.78  $     (3.88)   $     (1.34)  $     (1.60)   $     (0.61)  $      0.04
                                                 ===========  ===========    ===========   ===========    ===========   ===========
Shares used in computing income (loss) per         5,695,941    5,614,339      5,807,319     7,326,591      7,346,274     8,197,796
share(2)

                                            ----------------------------------------------------------------------------------------
                                                       As at                                      As at June 30,
                                                   December 31,
                                            ---------------------------   ----------------------------------------------------------
Dollars in thousands                              1991           1992           1993            1994            1995          1996
                                            ------------    -----------   ------------  --------------  --------------  ------------
Balance Sheet Data:
Cash and cash equivalents                   $  40,903       $  1,901      $   2,083     $    11,881     $    15,110     $    8,629
Working capital (deficit) (3)                  27,254         (3,536)        (6,448)          7,061         (14,168)         2,323
Total Assets                                  112,219         58,771         40,440          51,402          49,391         44,017
Total long-term debt and capital, lease
  obligations (less current portion)           18,244         17,101         17,115          17,792          17,022          2,757

Series A Convertible Preferred Stock,
  redemption value $25,000,000                      -              -              -          23,491          23,911              -
Total stockholders' (deficit) equity        $  16,106       $  (232)      $ (24,406)    $   (35,878)    $   (38,844)    $    4,546
                                            ------------    -----------   ------------  --------------  --------------  ------------

1 The consolidated financial data for 1991 include the results of PMSI on a consolidated basis.
2 Shares used in computing income (loss) per share are calculated based on the policy explained in Note 1 to the Consolidated Financial Statements.
3 As of June 30, 1995, includes net liabilities of discontinued operations of $10,310,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Since its inception in 1988 the Company has been built principally through the acquisition of companies providing technology and data services to the pharmaceutical industry. Until April 16, 1996 the Company operated in two business segments: (i) the Walsh Business, which includes sales force management and integrated sales and marketing information services, associated medical professional databases and other services related to those databases such as direct mail marketing and consulting and ii) the Source Business which includes a range of products and services primarily marketed under the name "Source", that utilize proprietary databases of prescriptions dispensed by retail outlets in the United States.

The Board of Directors decided that the businesses needed separate management focus, as two independent companies. Accordingly, prior to Walsh's public stock offering in April 1996 all the issued and outstanding capital stock of Source Informatics Inc., a newly formed holding company for the Source Business ("Source") was spun-off to the Company's stockholders (the "Spin-Off"). The results of the Source Business are presented as discontinued operations in the Consolidated Financial Statements.

Approximately 90% of the Company's revenues for fiscal 1996 were generated outside the United States in local currencies. Because of its international operations, the Company's operating results are subject to fluctuations in foreign currency exchange rates. Although most of the Company's services are priced in the local currency of the client's operations, the effects of foreign currency fluctuations are mitigated by the fact that expenses of the local operating company servicing the client are generally incurred in the same currency as sales. The reported net income (loss) of foreign subsidiaries will be affected by changes in the exchange rates of foreign currencies against the U.S. dollar. The foreign currency risk applicable to the operations of Walsh has not been hedged in the past.

The Company's future results will be dependent in part upon management's ability to take advantage of the operating leverage in the Walsh Business by increasing revenues from both existing and new services.

RESULTS OF OPERATIONS

The following table sets forth statement of operations items as a percentage of total revenues:

                                                 ------------------------------------
                                                           Years Ended June 30,
                                                 ------------------------------------
                                                     1994        1995         1996
                                                 -----------  -----------  ----------
Revenues                                              100%         100%        100%
                                                 -----------  -----------  ----------

Operating Costs and Expenses:
  Production costs                                    45           44           39
  Selling, general and administrative expenses        62           48           45
  Research and development costs                       9           10            7
  Restructuring costs                                  2            -            -
                                                 -----------  -----------  ----------
    Total operating costs and expenses               118          102           91
                                                 -----------  -----------  ----------
          Operating profit (loss)                    (18)%         (2)%          9%
                                                 ===========  ===========  ==========

Revenues
- --------

Walsh derives its revenues primarily from technology services, including PRECISE and other sales force management products, and from data services, principally Pharbase. The Company began recognizing initial revenues from Premiere, its new technology service, in the fourth quarter of fiscal 1996. Technology services and data services accounted for approximately 72% of the Company's revenues in fiscal 1996. To a lesser extent, revenues are also generated by marketing support services, including direct mail marketing, market research and other data services. The Company sells its PRECISE and Premiere services under multi-year contracts, generally with an initial term of two or three years and subject to automatic renewal annually thereafter unless terminated. PRECISE revenues are recognized proportionately over the life of the contract with the exception of certain set-up and training charges, which are recognized on delivery. Revenues from Premiere are recognized in the same fashion. Over 95% of PRECISE contracts are renewed annually. The Company has also achieved a high degree of repeat business with respect to other products and services that are not provided under multi-year agreements. Because the Company has a short lead time between contract signing and commencing service delivery, it does not have material backlog.

Revenues increased to $47.3 million for fiscal 1996, compared to $40.3 million for fiscal 1995, an increase of 17%. The growth in revenues primarily reflected an 18% increase in PRECISE revenues and start up Premiere revenues. This increase was principally attributable to the developing markets of France, Spain and Italy. Pharbase revenues also showed strong growth for the year.

Revenues increased to $40.3 million for fiscal 1995, compared to $34.5 million for fiscal 1994 representing an increase of 17%. Eliminating the impact of favorable exchange rate movements in the period, revenues would have increased by 13%. The increase in revenues for fiscal 1995 primarily reflected an 18% increase in PRECISE revenues attributable to new PRECISE contracts both in the

United Kingdom and in the Company's developing businesses in Italy, Australia and France. The PRECISE revenue increase was offset by declines in direct mail revenues, principally in the United Kingdom.

Production Costs
- ----------------

The Company's production costs include internal computer costs, the cost of data collection, the amortization of capitalized software development costs and costs attributable to personnel involved in both database maintenance and the processing and delivery of the Company's services. The Company expenses as incurred the costs associated with the creation, development and maintenance of its databases. As a consequence, the Company's balance sheets do not reflect a value assigned to such databases. Certain elements of production costs for technology services and database services, such as data collection costs and amortization of capitalized software development costs are fixed costs that do not increase as a result of adding new clients. Most of the remaining production costs, such as personnel and internal computer costs, generally have increased at a lower rate than revenues. These costs are variable in nature, but do not increase directly in proportion to the number of new clients or end-users. Such costs increase from time to time as new hardware or staff are required to support a larger client base.

As a result of this operating leverage, production costs have consistently declined as a percentage of revenues for the periods presented. The decline also reflects, to a lesser degree, that revenues from direct mail services decreased as a percentage of total revenues over the periods presented. Production costs for direct mail marketing services are significantly higher as a percentage of associated revenues than production costs for other Walsh services, reflecting their relatively higher labor costs.

Production costs were $18.4 million (39% of revenues) for fiscal 1996, compared to $17.7 million (44% of revenues) for fiscal 1995. The increase in costs was due to the increased revenue; the fall as a percentage of revenues demonstrate the Company's operating leverage.

Production costs were $17.7 million (44% of revenues) for fiscal 1995, compared to $15.4 million (45% of revenues) for fiscal 1994. The increase in dollar amount for fiscal 1995 primarily reflects the build-up of database maintenance and facilities management infrastructure in Germany, Italy and Spain. Production costs have declined as a percentage of revenues reflecting the Company's operating leverage.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses increased to $21.3 million (45% of revenues) for fiscal 1996 from $19.4 million (48% of revenues) in fiscal 1995. This increase of $1.9 million is primarily due to increased selling costs, including expansion of its worldwide management and sales capacities at both the corporate and local levels and costs incurred with the launch of Premiere.

Selling, general and administrative expenses decreased to $19.4 million (48% of revenues) for fiscal 1995, from $21.4 million (62% of revenues) for fiscal 1994, a decrease of 9%.

The decrease as a percentage of revenues for fiscal 1995 reflects the implementation of plans developed at the end of fiscal 1994 to review the Company's cost structure and improve efficiency on a worldwide basis, including, among other things, reductions in work force, restructuring of certain local operating companies and elimination of duplicated functions. The improvement in selling, general and administrative expenses in fiscal 1995 would have been greater but for the impact of exchange rate movements.

Research and Development Costs
- ------------------------------

The Company has made significant investments in Premiere and actively invests in expanding its databases and enhancing its technology and services. The Company's accounting policy is to expense as incurred costs associated with developing the Company's databases and computer technology for internal use. Expenditures to develop software for resale to clients are capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company has capitalized no more than 22% of its total research and development costs in any period. Capitalized costs are amortized (as part of production costs) over the life of the software. See Note 1 to Consolidated Financial Statements.

Research and development costs were $3.5 million (7% of revenues) for fiscal 1996 compared to $4.0 million (10% of revenues) for fiscal 1995 due to the reduction in consultants required for developing Premiere.

Research and development costs were $4.0 million (10% of revenues) for fiscal 1995, compared to $3.0 million (9% of revenues) for fiscal 1994. The increase for fiscal 1995 reflects costs associated with the development of Premiere.

Income Taxes
- ------------

Federal, foreign and state income taxes in the consolidated financial statements have been computed for each country according to the fiscal and legal structure under which the various entities operate. Although Walsh has incurred losses on a consolidated basis for the years ended June 30, 1994 and 1995, income taxes have been paid by profitable foreign subsidiaries due to the inability to offset profitable operations against loss making operations in the differing tax jurisdictions.

Statutory income tax rates on such profitable foreign subsidiaries ranged in fiscal 1996 and 1995 from approximately 33% to approximately 41%. The Company's provision for taxes in fiscal years ended June 30, 1994, 1995 and 1996 represented primarily accruals for foreign taxes. United States federal and state income taxes for fiscal years ended June 30, 1994, 1995 and 1996 were not provided as a result of the utilization of federal and state net operating loss carryforwards ("NOLs") or current year operating losses. At June 30, 1996, the Company had available foreign NOLs of approximately $15.8 million and U.S. NOLs of approximately $21.0 million, which may provide future tax benefits.

Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at various future dates. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the
Company's income tax expense. Due to the uncertainty of their ultimate realization based upon past performance and expiration dates, as of June 30, 1994 and 1995 the Company had established a full valuation allowance against these carryforward benefits. Pursuant to the requirements of SFAS 109, in the year ended June 30, 1996 the Company recognized a tax benefit for the reversal of previously established valuation allowances principally related to the transfer of the shares of PMSI stock by Walsh to Source in the Spin-off and a reassessment of the carryforwards available in Spain and Italy as it is now more likely than not that a corresponding future tax benefit in those jurisdictions will be realized. The deferred taxes related to the PMSI shares were subsequently transferred to Source as part of the Spin-off. See Note 13 of Notes to Consolidated Financial Statements.

The Company believes, based on discussions with its independent public accountants, Coopers & Lybrand, L.L.P., that the Spin-Off should qualify as a tax-free distribution pursuant to Section 355 of Internal Revenue Code of 1986 (the "Code"). The Company has applied for a ruling from the IRS that the Spin-Off so qualifies. However, Coopers & Lybrand, L.L.P. has advised the Company that there can be no assurance that the IRS will provide the Company with a favorable ruling or that the Spin-Off will qualify under Section 355 of the Code. If the Spin-Off does not qualify as a tax-free distribution, the Company would be required to utilize a substantial portion of its U.S. NOLs to offset income deemed to be realized by the Company in the Spin-Off. Because any cash expenditure would not be material, and because such U.S. NOLs are not otherwise expected to be significantly utilized in the near future, the Company does not believe that the failure of the Spin-Off to qualify as a tax-free distribution would have a material effect on the Company's liquidity or results of operations.

Income (Loss) from Continuing Operations
- ----------------------------------------

The Company had income from continuing operations of $2.1 million for the year ended June 30, 1996, compared with a net loss from continuing operations of $3.0 million for the comparable period of fiscal 1995. The improvement in the Company's results reflects a $ 7.0 million (17%) increase in revenues and a smaller increase in total operating costs and expenses ($2.2 million or 5%). In addition, the results for the current period include the effect of recognizing a tax benefit related to the transfer of PMSI stock, as discussed above and in
Note 13 of Notes to Consolidated Financial Statements. The Company's loss from continuing operations was $3.0 million for fiscal 1995, compared to $5.9 million for fiscal 1994. For fiscal 1995, revenues increased by 17% while total operating costs and expenses increased by 1%.

Liquidity and Capital Resources
- -------------------------------

Since inception the Company has been financed primarily through private sales of equity and debt securities, sales of shares in PMSI and, to a lesser extent, from cash generated from operations. On April 16, 1996 the Company underwent an Initial Public Offering ("IPO") which, including the overallottment, generated net proceeds of $33.3 million of which $14.7 million was utilized to repay high interest debentures. At June 30, 1996 the Company had cash and cash equivalents totalling $8.6 million and a further $10.0 million invested in a portfolio of marketable securities. In connection with the Spin-Off, the Company transferred $5.2 million of cash to Source, together with its remaining shares in PMSI.

Net cash used in operating activities amounted to $0.2 million for the year ended June 30, 1996 as compared to net cash provided by operating activities of $8.8 million for the year ended June 30, 1995. Fiscal 1995 benefitted from the improvement in working capital management over fiscal 1994, referred to below plus some substantial favorable timing differences in settlement of receivables and payables. Net cash used in operating activities was $4.3 million for fiscal 1994. Substantially all of the improvement in 1995 was due to improved operating performance and working capital management.

The Company's investing activities for the year ended June 30, 1996 totalled $11.6 million including $10.0 million invested in a professionally managed portfolio of marketable securities plus expenditures for property and equipment and capitalized software development costs. The marketable securities held by the Company are considered current assets since it has both the ability and intent to realize these securities in the normal operating cycle of the business. For the year ended June 30, 1995, net cash provided by investing activities was $6.0 million due to the sale of PMSI shares in fiscal 1995. The proceeds of such sales were used to fund the development of Premiere and the Walsh operations in Germany and France. This compared to $1.9 million provided by investing activities in Fiscal 1994.

Net cash provided by financing activities for the year ended June 30, 1996, primarily due to the completion of the IPO, was $14.5 million compared with net cash used in financing activities of $0.3 million in fiscal 1995. Of the IPO proceeds $14.7 million was used to repay debentures. The completion in fiscal 1994 of a private financing through the issuance of Series A Convertible Preferred Stock, generated net proceeds of $23.2 million, causing net cash provided by financing activities of $24.2 million in fiscal 1994.

For fiscal 1996, 1995 and 1994, discontinued operations consumed cash amounting to $8.3 million, $11.6 million and $12.1 million, respectively. In addition to funding operations, in fiscal 1995 cash was used to repay a loan of $5.0 million received in connection with the acquisition of a Source business.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1998.

New Accounting Standards
- ------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. An impairment loss is indicated when the carrying amount exceeds such cash flows. The Company believes that the adoption of SFAS No. 121 will have no material impact on the consolidated financial statements.

Additionally, the FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will choose the "disclosure only" alternative and is in the process of evaluating the impact of the pro forma disclosures. The Company will adopt SFAS No. 123 effective fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules that appear elsewhere in this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
- ----------------------------------------------------------------------------------------------
                                                                                         Page

Report of Independent Accountants.......................................................  F-1

Financial Statements:

    Consolidated Balance Sheets as of June 30, 1995 and 1996............................  F-2

    Consolidated Statements of Operations for the Years ended
    June 30, 1994, 1995 and 1996........................................................  F-3

    Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
    June 30, 1994, 1995 and 1996........................................................  F-4

    Consolidated Statements of Cash Flows for the Years Ended
    June 30, 1994, 1995 and 1996........................................................  F-5

    Notes to Consolidated Financial Statements..........................................  F-7

Report of Independent Accountants on Financial
Statement Schedule......................................................................  S-1

Financial Statement Schedule:


    Schedule II Valuation and Qualifying Accounts for the Years Ended
    June 30, 1994, 1995 and 1996........................................................  S-2


All financial statement schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------

To the Board of Directors and Stockholders of Walsh International Inc.

We have audited the accompanying consolidated balance sheets of Walsh International Inc. and Subsidiaries as of June 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walsh International Inc. and Subsidiaries as of June 30, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
August 30, 1996

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                               ---------------------------------------------
                                                                                              AS AT JUNE 30,

                                                                               ---------------------------------------------
ASSETS                                                                                     1995                       1996
                                                                               ------------------        -------------------
Current Assets:

  Cash and cash equivalents                                                      $      15,110             $         8,629
  Marketable securities                                                                      -                       9,992
  Accounts receivable, principally trade (less allowance for
  doubtful accounts of $214 and $336, respectively)                                     11,466                      13,050
  Prepaid expenses and other current assets                                                347                         923
                                                                               ------------------        -------------------
Total current assets                                                                    26,923                     32,594
Property and equipment, net                                                              5,194                      4,663
Goodwill, net                                                                            3,663                      3,551
Investment in PMSI                                                                      10,510                          -
Other assets, net                                                                        3,101                      3,209
                                                                               ------------------        -------------------
Total assets                                                                     $      49,391             $       44,017
                                                                               ==================        ===================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:

  Current maturities of long-term debt                                           $       1,162             $           12
  Current portion of  capital lease obligations                                            278                        443
  Accounts payable                                                                       6,481                      7,808
  Accrued liablities                                                                    17,686                     17,467
  Unearned income                                                                        5,174                      4,541
  Net liabilities of discontinued operations                                            10,310                          -
                                                                               ------------------        -------------------
Total current liabilities                                                               41,091                     30,271
                                                                               ------------------        -------------------
Long-term debt                                                                          15,541                      1,105
Capital lease obligations                                                                1,481                      1,652
Deferred income taxes                                                                    2,489                          -
Other liabilities                                                                        3,722                      6,295
Minority interest                                                                            -                        148
Series A Convertible Stock, redemption value $25,000,000                                23,911                          -
Commitments
Stockholders' equity (deficit):

  Common stock, $0.01 par value, 20,000,000 shares authorized and
  5,808,847 and 10,484,835 shares issued, respectively.                                     58                        105
Paid-in capital                                                                         73,685                    119,175
Accumulated deficit                                                                   (115,266)                  (114,948)
Cumulative translation adjustment                                                          932                        675
Unrealized gain (loss) on available for sale securities, net of tax                      2,107                         (4)
Treasury stock, at cost, 20,000 and 20,750 shares, respectively                           (360)                      (457)
                                                                               ------------------        -------------------
Total stockholders' equity (deficit)                                                   (38,844)                     4,546
                                                                               ------------------        -------------------
Total liabilities and stockholders' equity (deficit)                             $      49,391             $       44,017
                                                                               ==================        ===================

    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                             ----------------------------------------------------------------------
                                                                                      YEARS ENDED JUNE 30,

                                                             ----------------------------------------------------------------------
                                                                        1994                       1995                      1996
                                                             -----------------        -------------------       -------------------
Revenue                                                        $     34,532             $       40,269            $       47,262
                                                             -----------------        -------------------       -------------------
Costs and expenses:

  Production costs                                                   15,401                     17,733                    18,442
  Selling, general and administrative
  expenses                                                           21,366                     19,423                    21,348
  Research and development costs                                      3,049                      3,953                     3,510
  Amortization of intangible assets                                     138                        112                       130
  Restructuring costs                                                   824                          -                         -
                                                             -----------------        -------------------       -------------------
Total costs and expenses                                             40,778                     41,221                    43,430
                                                             -----------------        -------------------       -------------------
Operating profit (loss)                                              (6,246)                      (952)                    3,832
Interest income                                                         525                        950                       843
Interest expense                                                     (2,076)                    (2,325)                   (2,045)
Gain on sale of shares in PMSI                                        2,420                        402                         -
Equity income of PMSI                                                   973                      1,180                         -
Minority Interest                                                         -                          -                       113
                                                             -----------------        -------------------       -------------------
Income (loss) from continuing operations
  before income taxes                                                (4,404)                      (745)                    2,743

Income tax provision                                                 (1,509)                    (2,212)                     (658)
                                                             -----------------        -------------------       -------------------
Income (loss) from continuing operations                             (5,913)                    (2,957)                     2,085

Discontinued operations:

Loss from discontinued operations, net                               (5,800)                    (1,554)                   (1,755)
                                                             -----------------        -------------------       -------------------
Net income (loss)                                              $    (11,713)            $       (4,511)           $          330
                                                             =================        ===================       ===================
Income (loss) per share from continuing operations             $      (0.81)            $        (0.40)           $         0.25
Loss per share from discontinued operations, net                      (0.79)                     (0.21)                    (0.21)
                                                             -----------------        -------------------       -------------------
Net income (loss) per share                                    $      (1.60)            $        (0.61)           $         0.04
                                                             ==================       ===================       ===================
Shares used in computing income (loss) per share                  7,326,591                  7,346,274                 8,197,796


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (Dollars and shares in thousands)

                                          ------------------------------------------------------------------------------------------
                                                                  Common Stock
                                                                    Par                      Paid-In                Accumulated
                                            Shares                 Value                     Capital                    Deficit
                                          ------------------------------------------------------------          --------------------
Balance at June 30, 1993                         5,762           $      57           $       73,732            $       (99,042)
Net loss for 1994                                    -                   -                        -                    (11,713)
Shares issued in lieu of bonus                      40                   1                      651                          -
Exercise of stock options                            1                   -                        8                          -
Accretion of preferred stock                         -                   -                     (315)                         -
Cumulative translation adjustment                    -                   -                        -                          -
                                          --------------       -------------       -------------------       --------------------
Balance at June 30, 1994                         5,803                  58                   74,076                   (110,755)

Net loss for 1995                                    -                   -                        -                     (4,511)
Exercise of Stock Options                            6                   -                       29                          -
Accretion of preferred stock                         -                   -                     (420)                         -
Cumulative translation adjustment                    -                   -                        -                          -
Unrealized gain of available-for-sale                -                   -                        -                          -
  securities, net of tax
                                          --------------       -------------       -------------------       --------------------
Balance June 30, 1995                            5,809                  58                   73,685                   (115,266)

Net income for 1996                                  -                   -                        -                        330
Initial Public Offering, net                     3,187                  32                   33,329                          -
Conversion of preferred stock                    1,486                  15                   12,094                          -
Cumulative translation adjustment                    -                   -                        -                          -
Unrealized gain on available-for-sale                -                   -                        -                          -
   securities, net of tax                            -                   -                        -                          -
Purchase of Treasury Stock                           -                   -                        -                          -
Spin-off of Source Business                          -                   -                        -                        (12)
Shares issued                                        3                   -                       67                           -
                                         --------------       -------------       -------------------       --------------------
Balance June 30, 1996                           10,485           $     105           $     119,175             $      (114,948)
                                          ==============       =============       ===================       ====================

                                       ------------------------------------------------------------------------------------------
                                              Cumulative             Net Unrealized Gain               Treasury Stock
                                             Translation        (loss) on Available-for-
                                              Adjustment            Sale Securities, net         Shares                Amount
                                                                                  of tax
                                          -------------------  --------------------------    --------------       ---------------
Balance at June 30, 1993                 $        1,207                   $       -                  (20)           $     (360)
Net loss for 1994                                     -                           -                    -                     -
Shares issued in lieu of bonus                        -                           -                    -                     -
Exercise of stock options                             -                           -                    -                     -
Accretion of preferred stock                          -                           -                    -                     -
Cumulative translation adjustment                  (104)                          -                    -                     -
                                       -------------------              --------------       --------------       ---------------
Balance at June 30, 1994                          1,103                           -                  (20)                 (360)
                                                                                  -                    -                     -
Net loss for 1995                                     -                           -                    -                     -
Exercise of Stock Options                             -                           -                    -                     -
Accretion of preferred stock                          -                           -                    -                     -
Cumulative translation adjustment                  (171)                          -                    -                     -
Unrealized gain of available-for-sale                 -                       2,107                    -                     -
  securities, net of tax
                                       -------------------              --------------       --------------       ---------------

Balance June 30, 1995                               932                       2,107                  (20)                 (360)

Net income for 1996                                   -                           -                    -                     -
Initial Public Offering, net                          -                           -                    -                     -
Conversion of preferred stock                         -                           -                    -                     -
Cumulative translation adjustment                  (257)                          -                    -                     -
Net Unrealized gain on available-                     -                           -                    -                     -
   for-sale securities, net of tax                    -                       2,046                    -                     -
Purchase of Treasury Stock                            -                           -                   (1)                 (97)
Spin-off of Source Business                           -                      (4,157)                   -                     -
Shares issued                                         -                           -                    -                     -

                                       -------------------              --------------       --------------       ---------------
Balance June 30, 1996                    $          675                   $      (4)                 (21)           $     (457)
                                       ===================              ==============       ==============       ===============


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                              ----------------------------------------------------------------------
                                                                                          YEARS ENDED JUNE 30,
                                                              ---------------------------------------------------------------------
                                                                       1994                    1995                    1996
                                                              ---------------------    --------------------   ---------------------
Cash flows from operating activities:

  Net income (loss)                                             $        (11,713)        $        (4,511)       $            330
  Loss from discontinued operations                                        5,800                   1,554                   1,755

Adjustments to  reconcile  net income  (loss) to net
 cash  provided by (used in)
  operating activities:

  Depreciation and amortization                                            1,217                   1,485                   1,241
  Gain on sale of shares in PMSI                                          (2,420)                   (402)                      -
  Equity income of PMSI                                                     (973)                 (1,180)                      -
  Restructuring costs                                                        824                       -                       -
  (Decrease) increase in deferred taxes                                      181                    (286)                 (2,739)
  Minority interest                                                            -                        -                   (113)

Change in assets and liabilities:

  Decrease in accounts receivable                                          2,878                   2,922                     500
  (Increase) decrease in prepaid expenses and
      other current assets                                                   111                     228                    (588)
  Increase in accounts payable and                                           851                   8,628                   1,153
    accrued liabilities

  (Decrease) increase in unearned income                                    (587)                    381                  (2,459)
  Other                                                                     (440)                     25                     753
                                                              ---------------------    --------------------   ---------------------
  Net cash (used in) provided by operating activities                     (4,271)                  8,844                    (167)
                                                              ---------------------    --------------------   ---------------------

Cash flows (used in) provided by investing activities:

  Purchases of marketable securities                                           -                       -                  (9,936)
  Proceeds from sale of shares in PMSI                                     2,879                   7,811                       -
  Capital expenditures                                                      (671)                   (697)                   (780)
  Capitalized software                                                      (317)                 (1,092)                   (896)
                                                              ---------------------    --------------------   ---------------------
  Net cash (used in) provided by investing activities           $          1,891         $         6,022        $        (11,612)
                                                              ---------------------    --------------------   ---------------------




    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                             (Dollars in Thousands)

                                                             --------------------------------------------------------------------
                                                                                     YEARS ENDED JUNE 30,
                                                             --------------------------------------------------------------------
                                                                        1994                     1995                      1996
                                                             -----------------        -----------------        ------------------
Cash provided by (used in) financing activities:

  Collateral receipts                                          $        772             $          -             $       1,088
  Issuance of common stock                                                8                       28                    34,519
  Treasury stock purchases                                                -                        -                       (97)
  Issuance of preferred stock                                        23,176                        -                         -
  Dividend to Source business                                             -                        -                    (5,182)
  Repayments of long-term debt                                            -                       (8)                  (15,737)
  Increase (repayments) of capital leases                               201                     (335)                     (358)
  Cash provided by Minority Interest                                      -                        -                       261
                                                             -----------------        -----------------        ------------------
Net cash provided by (used in) financing activities                  24,157                     (315)                   14,494
                                                             -----------------        -----------------        ------------------

  Effect of exchange rate movements                                      76                      278                      (856)
  Effect of discontinued operations                                 (12,055)                 (11,600)                   (8,340)
                                                             -----------------        -----------------        ------------------

Net (decrease) increase in cash and cash

  equivalents                                                         9,798                    3,229                    (6,481)

Cash and cash equivalents at beginning of year                        2,083                   11,881                    15,110

                                                             -----------------        -----------------        ------------------

Cash and cash equivalents at end of year                       $     11,881             $     15,110             $       8,629
                                                             =================        =================        ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest                                                     $      2,240             $       2,213            $       1,989
                                                             =================        =================        ==================

  Income taxes                                                 $        442             $       3,339            $       1,995
                                                             =================        =================        ==================

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations                                      $         68             $         89             $         444
                                                             =================        =================        ==================

Common stock issued for non-cash consideration                 $        652
                                                             =================

Spin-off of the Source Business:

PMSI shares                                                                                                      $      13,663
Unrealized gain on PMSI shares                                                                                   $      (4,157)
Net liabilities of Source business                                                                               $      (4,124)
Preferred stock                                                                                                  $     (11,802)
Other corporate assets                                                                                           $       1,250



    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------

THE COMPANY

Walsh International Inc. ("Walsh" or the "Company") provides electronic territory management systems and sales management information solutions, as well as data services and associated support services, to the pharmaceutical and healthcare industries. The Company's principal markets are located in Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain, the United Kingdom and the United States.

INITIAL PUBLIC OFFERING

On April 16, 1996 the Company consumated an Initial Public Offering ("IPO") or ("Offering"). The Offering resulted in the issuance of approximately 3,187,000 shares of the Company's common stock and generated net proceeds of $33.3 million.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Walsh and all of its majority-owned subsidiaries. The consolidated financial statements have been restated for discontinued operations (see Note 2). The accompanying notes present amounts related only to continuing operations. All inter-company balances and transactions have been eliminated on consolidation. On February 21, 1996 the Company's Board of Directors approved a one-for-four reverse stock split of the Company's Common and Series A Convertible Preferred Stock ("Preferred Stock"). All references in the accompanying consolidated financial statements to the number of shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

GOODWILL

Under the purchase method of accounting, the excess of the purchase price of businesses acquired over the fair value of tangible and identifiable intangible assets at the dates of acquisition has been assigned to goodwill. The net assets and results of operations of the acquisitions have been included in the consolidated financial statements of the Company from their respective dates of purchase. The goodwill reflected in the Company's balance sheets principally relates to the Company's direct mail marketing business and is amortized on a straight-line basis over periods not exceeding 40 years.

The Company assesses the recoverability of its goodwill, on a subsidiary by subsidiary basis, by determining whether amortization of goodwill can be
recovered  through  undiscounted   projected  net  income,   excluding  goodwill
amortization, of the respective subsidiary. Impairment, if any, is measured based on projected discounted net income, excluding goodwill amortization, using a discount rate reflecting the Company's cost of funds.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. All maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided on the straight-line basis. Furniture, office equipment and computer equipment are depreciated over five years. Leasehold improvements are amortized over the estimated useful lives of the assets or the lease terms (maximum of 10 years), whichever are shorter. Buildings are being depreciated over 50 years.

On disposal, costs and accumulated depreciation are removed from the balance sheet and gains (losses) are recognized in the statement of operations.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers.

Capitalized software development costs are amortized on a product-by-product basis over the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than five years), using whichever method yields the greater amortization, beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of June 30, 1996 management believes that no revisions to the remaining useful life or write-down of capitalized development costs are required.

REVENUE RECOGNITION

The Company recognizes revenue from the usage of its electronic territory management systems ratably over the term of the customer agreements. The contract can include use of the software, maintenance, support and related data server/network management fees ("on-going fees"). As part of providing these services, certain fees ("one-time fees") relating to project scope and design, application building and testing, loading and installation of user equipment and training are recognized as revenues when the service has been completed and accepted by the customer. Other special projects are recognized as revenue upon completion of the project.

Revenue from market research and direct mail marketing is recognized on delivery
of  the  product.   Revenue  from  medical  professional  database  services  is recognized ratably over the term of the contract.

Prebillings for products that have not been delivered or for services not rendered are classified as unearned income until the earnings process is complete.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances, marketable securities and trade receivables. The Company invests its excess cash with major banks. The Company's customer base principally comprises companies within the pharmaceutical industry. The Company maintains reserves for potential credit losses and such losses have been within management's expectations given the generally strong credit ratings of the customers. The Company does not require collateral from its customers.

FOREIGN CURRENCY

The  balance  sheet  and  results  of   operations  of  the  Company's   foreign
subsidiaries that operate outside the United States are measured using local currency as the functional currency.

Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. Translation gains and losses arising from the use of differing exchange rates from year to year are included in the cumulative translation adjustment on the balance sheet.

Transaction gains and losses are recognized in the statement of operations as incurred. For the years presented, these amounts were not material.

INCOME TAXES

Federal, foreign and state income taxes in the consolidated financial statements have been computed on a stand-alone return basis according to the fiscal and legal structure under which the various tax-paying entities operate. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and financial reporting amounts at each year-end.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity dates of three months or less from the date of acquisition by the Company to be cash equivalents.

INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), in fiscal year 1995. The adoption resulted in a decrease in stockholders' deficit of $2.1 million. In accordance with SFAS 115, prior years financial statements were not restated to reflect the change in accounting method.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investment in equity securities. Securities available for sale are carried at fair value, as determined by the quoted market value at the balance sheet date, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1996, the Company had no investments that qualified as trading or held to maturity.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, all stock options and warrants issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method and the IPO price of $12.00. Common equivalent shares from the Preferred Stock (using the if-converted method) have been included for all periods in which the Preferred shares were outstanding.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liablities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its capital lease obligations approximates fair value.

2.  DISCONTINUED OPERATIONS - SOURCE BUSINESS
- ---------------------------------------------

In conjunction with the IPO, the Company spun off the Source Business to its stockholders (the "Spin-Off") as of April 16, 1996. The Source Business provides a range of data services, primarily based on a proprietary database of prescriptions dispensed in the United States, which are used by pharmaceutical companies in sales force compensation, territory realignment and focused promotion. The Source Business is currently developing similar databases in major European markets. The Spin-Off was accomplished by the distribution of all the issued and outstanding capital stock of Source International Inc., a holding company formed for purposes of the Spin-Off.

Pursuant to the amendments to the Preferred Stock, at the time of the Spin-Off, one-half of the shares of the Company's Preferred Stock were exchanged for shares of Preferred Stock of Source having substantially similar terms. Based on the relative fair value of Walsh and Source, $11,802,000 of obligations of the Preferred Stock were transferred to the newly issued Source Preferred Stock. The Company also contributed the Pharmaceutical Marketing Services Inc. ("PMSI") shares; certain other corporate assets of the Company with a carrying value of $1,250,000; the identifiable net liabilities of the Source business in the amount of $4,124,000 and $5,182,000 of cash to consumate the Spin- Off.

The  remaining  issued and  outstanding  Preferred  Stock after the Spin-Off was
converted  into  1,486,252  shares  of  Common  Stock   concurrently   with  the
consummation of the offering.

The results of operations of Source have been reclassified to identify them as discontinued operations. The summarized data for Source through the date of Spin-Off, is as follows:

                                                    ---------------------------------------------------------------------------
Results of discontinued operations:                                            YEARS ENDED JUNE, 30
                                                    ---------------------------------------------------------------------------
Dollars in thousands                                              1994                        1995                       1996
                                                    --------------------        --------------------         ------------------
Revenues                                              $        47,699             $        48,710              $      40,181
                                                    --------------------        --------------------         ------------------
Loss from operations:

  Loss before taxes                                            (7,301)                     (2,653)                    (1,570)

  Income tax provision                                           (224)                          -                          -
                                                    --------------------        --------------------         ------------------
Loss from operations                                           (7,525)                     (2,653)                    (1,570)
                                                    --------------------        --------------------         ------------------

(Loss) gain on disposal of operations:

  (Loss) gain on disposal                                       2,873                       1,322                       (185)

  Income taxes on disposal                                     (1,148)                       (223)                         -
                                                    --------------------        --------------------         ------------------
  (Loss) gain on disposal, net                                  1,725                       1,099                       (185)
                                                    --------------------        --------------------         ------------------

       Loss from discontinued

        operations, net                               $        (5,800)            $        (1,554)             $      (1,755)
                                                    ====================        ====================         ==================

The net loss from discontinued operations of $7,525,000 in the year ended June 30, 1994 includes $2,117,000 of restructuring costs following plans to significantly reduce the Source Business' cost structure and to improve efficiency. The implementation of the restructuring program involved reductions in the number of employees and consolidation of development activities.

The gain on disposal of the Source Business in the years ended June 30, 1994 and 1995 represents the sale of part of the Source segment (the targeting business) in Belgium and the Netherlands to PMSI. The sale resulted in a profit before tax of $6,100,000 of which $2,850,000 has been deferred in respect of the Netherlands where the purchase price is repayable if certain profit targets are not achieved. A portion of the gain was also deferred as a result of accounting for PMSI under the equity method. In the fiscal year ended June 30, 1995 a gain of $1,322,000 was recorded from the sale of these businesses. This has arisen as a result of the amortization of a portion of the deferred gain from the Netherlands plus the recognition of the deferred gain as a result of accounting for the investment in PMSI using the cost method. The loss on disposal in the year ended June 30, 1996 included losses generated by the Source Business from January 1, 1996 through the date of the Spin-Off of $471,000 net of the recognition of the deferred gain from the Netherlands in the period up to the date of the Spin-Off.

3.  TRANSACTIONS WITH SOURCE
- ----------------------------

In connection with the Spin-off, Walsh and Source have entered into several ageements:

PREFERRED TECHNOLOGY PARTNER AGREEMENT. Walsh and Source have created a preferred technology partnership whereby the companies collaborate to build, maintain and promote a seamless data interface between their respective technologies to facilitate delivery by means of Premiere of prescription data at the sales representative level. No compensation is payable under this agreement.

PHARBASE LICENSE. Walsh has granted to Source a non-exclusive license to its Pharbase medical professional databases in certain European countries. Source is allowed to use the Pharbase databases only for internal purposes and in connection with the development, delivery and marketing of its prescriber-linked prescription databases. The initial term of the license runs for ten years and the license is renewable for two additional five-year terms. Source has agreed to provide Walsh with all updating information which it receives with regard to medical professionals, their specialties, affiliations and locations generated as a result of the use of Pharbase by Source. Source has agreed to pay $1.00 per prescriber in the database universe in the first year of prescription data collection in a particular market. In consideration of Source's obligation to provide updating information to Walsh, such fee will be reduced to $0.75 in the second year, $0.50 in the third year and $0.25 per prescriber thereafter. In addition, Source has agreed to pay Walsh 75% of the list price of the Pharbase service for each Source client to which it delivers prescriber-level data and which does not have a current Pharbase license.

TRANSITIONAL SERVICES ARRANGEMENTS. The Company and Source have entered into certain transitional services arrangements relating to the provision of management services and the sharing of facilities. The Chief Financial Officer and the General Counsel of Walsh are, for a transitional period of approximately six months after the Spin-Off, providing certain services to Source. In addition, the Chief Executive Officer of Walsh is made available to Source as a consultant. Such officers will provide services to Source only to the extent that they are not inconsistent with their duties to the Company, and the Company expects that these officers will devote at least 80% of their business time to Walsh during this transition period. The Chief Executive Officer of Source, who serves as the Chairman of Source, will be made available as a consultant to Walsh. To permit some flexibility for the Company in securing new office space in the United States, Source will sublet to the Company, for an interim period, the space the Company currently occupies within the Source Business facilities.

4.  INVESTMENTS
- ---------------

On July 1, 1993 the Company owned 21% of the Common Stock of PMSI, a company it had formed in 1991. The Company reduced its investment to 19% during fiscal 1994 and recorded a gain of $2,420,000 relating to these transactions. The Company continued to account for its investment in PMSI under the equity method.

In May 1995, the Company reduced its holdings in PMSI to approximately 9% and, accordingly, changed its method of accounting for its investment to comply with SFAS 115 effective from the date of the transaction. The Company recorded a gain of $402,000 relating to the sale of PMSI shares. At June 30 1995, the marketable securities (shares of PMSI stock) constitute equity securities and have been categorized as available-for-sale. Available-for-sale securities are stated at fair market value, with unrealized gains or losses, net of tax, reported as a separate component of stockholders' deficit. At April 16, 1996, the Company contributed the PMSI shares to Source as part of the Spin- Off.

On January 25, 1996, the Company entered into a Joint Venture Agreement with an affiliate of Zuellig Pharma S.A., pursuant to which the parties have established a joint venture for the commercialization of the Company's PRECISE, Premiere and Pharbase services in 12 countries in Asia-Pacific. The joint venture company has been formed in Singapore. Walsh owns 51% of the equity and has operational control of the joint venture. As such, the Company has included the results of operations of the joint venture in its consolidated statement of operations since January 25, 1996.

5.  MARKETABLE SECURITIES
- -------------------------

Marketable securities consist of the following as of June 30, 1996 (in thousands):

- ---------------------------------------------------------------------------------------------------------------------------------
NAME OF ISSUER                             AMORTIZED                       FAIR VALUE                      UNREALIZED GAINS
AND TITLE OF EACH                        COST OF EACH                                                          (LOSSES)
ISSUE                                        ISSUE

- ---------------------------------   ----------------------        ----------------------------       ----------------------------
Corporate debt securities             $            6,608            $                  6,606           $                    (2)

Debt securities issued by the
U.S. Treasury and other U.S.
government corporations and

agencies                                           2,613                               2,613                                 -

Debt securities issued by

foreign governments                                  775                                 773                                (2)
                                    ----------------------        ----------------------------       ----------------------------
                                      $            9,996            $                  9,992           $                    (4)
                                    ======================        ============================       ============================
Maturities

Short-term investments                $            6,794            $                  6,790                                (4)

Due after one year through

five years                                         2,260                               2,260                                 -

Due after five years                                 942                                 942                                 -
                                    ----------------------        ----------------------------       ----------------------------
                                      $            9,996            $                  9,992           $                    (4)
                                    ======================        ============================       ============================

The fair value of the marketable securities has been reflected entirely within current assets in the balance sheet at June 30, 1996 as it is the Company's intention to utilize the marketable securities within the next operating cycle.

6. PROPERTY AND EQUIPMENT
- -------------------------

Property and equipment at June 30, 1995 and 1996 comprised the following (in thousands):

                                             -----------------------------------
                                                          JUNE 30,
                                             -----------------------------------
                                                      1995                 1996
                                             ----------------     --------------
Property including leasehold improvements      $     2,873          $     2,702
Furniture, computer & office equipment               9,489               12,716

                                             ----------------     --------------
                                                    12,362               15,418

Less accumulated depreciation and

  amortization                                      (7,168)             (10,755)
                                             ----------------     --------------

                                               $     5,194          $     4,663
                                             ================     ==============


Depreciation and amortization charged to operations for the years ended June 30, 1994, 1995 and 1996 were $639,000, $839,000 and $1,106,000 respectively.

7.  OTHER ASSETS
- ----------------

Other assets at June 30, 1995 and 1996 comprised the following (in thousands):

                                    ---------------------------------------
                                                   JUNE 30,

                                    ---------------------------------------

                                               1995                  1996
                                    -----------------    ------------------

Capitalized software                  $       1,139        $        2,035

Deferred Taxes                                    -                   250

Collateral and other deposits                 1,962                   924
                                    -----------------    ------------------

                                              3,101                 3,209

Less accumulated amortization                     -                     -
                                    -----------------    ------------------
                                      $       3,101        $        3,209
                                    =================    =================


The Company capitalized software development costs of $1,092,000 and $896,000 for the years ended June 30, 1995 and 1996 respectively. Amortization expense and adjustments to net realizable value charged to production costs amounted to $326,000, $520,000 and $0 for the years ended June 30, 1994, 1995 and 1996 respectively.

8.  LONG-TERM DEBT
- ------------------

Long term debt at June 30, 1995 and 1996 comprised the following (in thousands):

                                             -----------------------------------
                                                           JUNE 30,
                                             -----------------------------------
                                                        1995                1996
                                             -----------------   ---------------

Bank Loan (1)                                  $      1,153        $          -

13% Class A Subordinated Debentures (2)              13,331                   -

12% Class B Subordinated Debentures (2)               1,333                   -

Original issue discount (2)                            (178)                  -

Other long-term debt (3)                              1,064               1,117
                                             -----------------   ---------------

                                                     16,703               1,117

Less current portion                                 (1,162)                (12)
                                             -----------------   ---------------
                                               $      15,541       $      1,105
                                             =================   ===============

(1) Represents the balance of a multi-currency term loan entered into on June 26, 1990 with a stated rate of interest of 2.5% above LIBOR per annum. The loan was repaid in total on December 29, 1995.

(2)    The Class A and Class B debentures  were  repaid  in full before June 30,
       1996.

(3) Other long-term debt is principally comprised of the carrying value of a note payable to PMSI to cover taxes payable by Walsh on gains on the sale of the Source segment targeting business. This note which is due in fiscal year 2000, is non-interest bearing with a face value of $1.2 million

       Aggregate maturities of long-term debt at June 30, 1996 for the next five fiscal years are as follows: 1997-$12,000; 1998-$14,000; 1999-$14,000;
       and 2000-$1,077,000.

9.  ACCRUED LIABILITIES
- -----------------------

Accrued liabilities at June 30, 1995 and 1996 comprised the following (in thousands):

                                        -------------------------------------
                                                       JUNE 30,
                                        -------------------------------------
                                                  1995                 1996
                                        ----------------       --------------

Employee compensation and benefits        $      3,799           $    4,374

Other liabilities                               13,887               13,093
                                        ----------------       --------------

                                          $     17,686           $   17,467
                                        ================       ==============

10.  PREFERRED STOCK
- --------------------

At June 30, 1994 and 1995, the Company had 5,000,000 shares of preferred stock authorized, of which 1,041,667 shares had been designated as $1.00 par value redeemable Series A Convertible Preferred Stock. As discussed in Note 2, one-half of the Preferred shares were exchanged for shares of Preferred Stock of Source resulting in $11,802,000 of obligations relating to the Preferred Stock being transferred to Source. The remaining Preferred shares were converted into 1,486,252 shares of common stock concurrently with the consumation of the offering.

11.  EQUITY PLANS
- -----------------

A Stock Option and Restricted Stock Purchase Plan has been established by the Company for selected employees, officers and directors of the Company or any of its subsidiaries. There are 1,500,000 shares of Common Stock reserved for issuance under the plan and a registration statement for such stock was filed on August 22, 1996.

Information relating to the Company's Stock Option and Restricted Stock Purchase Plan is as follows:

                                              ---------------------------------------------------------------------------------
                                                                                 AT JUNE 30,
                                              ---------------------        ----------------------------------------------------
                                                      1994                                1995                           1996
                                              ---------------------        ---------------------        -----------------------
Options outstanding July 1                               495,006                      584,543                        626,951

Options granted                                          114,000                       93,189                        401,250

Options exercised                                           (588)                      (6,825)                           (50)

Options lapsed                                           (23,875)                     (43,956)                       (35,575)
                                              ---------------------        ---------------------        -----------------------

Options outstanding at end of period                      584,543                      626,951                       992,576
                                              =====================        =====================        =======================

Options exercisable at end of period                      284,094                      344,863                       392,950

Option prices per share:

  Granted                                       $      6.36-10.60            $            6.36            $      6.36 -12.00

  Exercised                                     $       6.36-8.48            $     2.12 - 6.36            $             6.36

During 1993, the Company established a Non-Employee Directors' Stock Option Plan. There are 120,000 shares reserved for issuance under the plan, of which 15,000 options were granted in the six months ended June 30, 1993 at an exercise price per share of $12.00. A further 3,750 options were granted in each of the years ended June 30, 1994 and 1995 at an exercise price per share of $12.00. 11,250 options were granted during fiscal 1996 at exercise prices of between $12.25-$12.38.

Under agreements dated May 31, 1994 and December 8, 1995, the Company issued warrants to purchase 25,789 shares of Common Stock to a supplier. These warrants are exercisable at $12.72 per share at any time for a period of three years from April 16, 1996.

The exercise price of outstanding options and warrants to purchase Walsh Common Stock was allocated, as of the date of the Spin-Off, between such options and warrants and the options and warrants to be granted by Source in proportion to the relative fair market values of the Walsh Common Stock and the Source common stock as of such date. As such, the ratio of the exercise price per option to the market value per share has not been reduced. The vesting provisions and the option period of the original grant have not been affected by the amendments to the exercise price.

12.  RESTRUCTURING COSTS
- ------------------------

In June 1994, plans were developed to significantly reduce the Company's cost structure and to improve efficiency on a worldwide basis. The restructuring program involved reductions in the number of employees and consolidation of development activities. The consolidated statement of operations for 1994 includes $824,000 of pre-tax charges relating to this program.

13.  INCOME TAX
- ---------------

The components of the income tax provision for the years ended June 30, 1994, 1995 and 1996 are comprised of the following:

                                        ----------------------------------------------------------------------------------
                                                                       YEARS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
Dollars in thousands                                     1994                         1995                          1996
                                        -----------------------       ----------------------        ----------------------
U.S. federal taxes currently payable      $               -             $               -             $               -

U.S. state taxes currently payable                       390                            -                             -

Foreign taxes currently payable                       (1,718)                      (2,498)                       (3,397)

Deferred income taxes                                   (181)                         286                         2,739
                                        -----------------------       ----------------------        ----------------------

                                          $           (1,509)           $          (2,212)            $            (658)
                                        -----------------------       ----------------------        ----------------------

The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                           ----------------------------------------------------------------------------------
                                                          YEARS ENDED JUNE 30,
                           ----------------------------------------------------------------------------------
Dollars in thousands                        1994                         1995                          1996
                           -----------------------       ----------------------        ----------------------
Domestic                     $           (4,473)           $          (4,728)            $          (3,729)

Foreign                                      69                        3,983                         6,472
                           -----------------------       ----------------------        ----------------------
                             $           (4,404)           $            (745)            $           2,743
                           =======================       ======================        ======================

Deferred tax (assets) liabilities comprised the following at June 30, 1995 and 1996:

                                                        ----------------------------------------------------
                                                                              JUNE 30,
                                                        ----------------------------------------------------
Dollars in thousands                                                    1995                         1996
                                                        ----------------------------------------------------
Deferred tax liabilities:

  Basis difference in PMSI shares                         $            2,489            $               -
                                                        ----------------------        ----------------------
Gross deferred tax liabilities                                         2,489                            -
                                                        -----------------------       ----------------------
Deferred tax assets:

  Loss carryforwards                                                  (9,489)                     (13,625)

  Capitalized software                                                (1,715)                      (3,335)

  Other accrued liabilities                                           (1,525)                      (1,215)

  Other                                                                 (286)                        (513)
                                                        -----------------------       ----------------------
  Gross deferred tax assets                                          (13,015)                     (18,688)

  Valuation allowance                                                 13,015                       18,438
                                                        -----------------------       ----------------------
  Net deferred tax assets                                                  -                         (250)
                                                        -----------------------       ----------------------
Deferred taxes, net                                       $            2,489            $            (250)
                                                        =======================       ======================

A reconciliation of federal statutory and effective income tax rates follows:

                                                     -------------------------------------------------------------------
                                                                            YEARS ENDED JUNE 30,
                                                     -------------------------------------------------------------------
                                                                 1994                     1995                    1996
                                                     ------------------       ------------------       -----------------
U.S. federal rate                                               (34)%                    (34)%                     34%

Effect of:

  Net operating losses                                            46                      321                     (54)

  Foreign income taxes                                            21                        9                      44

  State taxes                                                      1                        1                       -
                                                     ------------------       ------------------       -----------------
Effective income tax rate                                         34%                     297%                     24%
                                                     ==================       ==================       =================

At June 30, 1996 there were available for U.S. federal income tax purposes operating loss carryforwards of approximately $20,995,000 expiring in the years 2007, 2008, 2010 and 2011 which may provide future tax benefits for U.S. federal income tax purposes. If the Spin-Off does not qualify as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company would be required to utilize substantially all of these U.S. operating loss carryforwards to offset income deemed to be realized by the Company in the Spin-Off.

At June 30, 1996 there were available for foreign income tax purposes operating loss carryforwards of approximately $15,831,000. These operating loss carryforwards may provide future tax benefits totalling $6,487,000, expiring as follows: 1997, $349,000; 1998, $175,000; 1999, $550,000; 2000, $784,000; 2001,
$795,000 and thereafter $3,834,000.

U.S. income taxes have not been provided at June 30, 1996, on unremitted earnings aggregating $13,567,000 of entities located outside of the United States, as such earnings are considered to be permanently invested. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be approximately $1,460,000.

Included within accounts payable is $2,168,000 and $3,745,000 of current income taxes payable for the years ended June 30, 1996 and 1995 respectively.

14. EMPLOYEE BENEFIT PLANS
- --------------------------

In the U.S., the Company maintains a defined  contribution  profit-sharing plan.
The  Company's   contribution  is  a  discretionary  amount  to  match  employee contributions.

In the United Kingdom, a money purchase plan is maintained with the Company contributing an average of approximately 5% of salaries.

In the Netherlands, a defined contribution plan was established in 1990. The contributions (which vary, depending on age and salary) are between 8% and 13% of each employee's basic salary less a fixed deduction. The Company pays 60% of the premiums and the employee pays the remaining 40%.

In Belgium the company maintains a defined contribution plan. The Company's contribution is 5% of basic salary.

The total costs associated with these plans were as follows:

                                            ---------------------------------------------------------------------------------
                                                                          YEARS ENDED JUNE 30,

                                            ---------------------------------------------------------------------------------
Dollars in thousands                                        1994                         1995                          1996
                                            ----------------------       ----------------------        ----------------------
United States                                 $               40           $               16            $                6

United Kingdom                                               168                          185                           214

The Netherlands                                              108                           89                            79

Belgium                                                       54                           48                            59
                                            ----------------------       ----------------------        ----------------------
                                              $              370           $              338            $              358
                                            ======================       ======================        ======================

15. LEASING ARRANGEMENTS
- ------------------------

The Company leases certain property and equipment.

Obligations under long-term and non-cancellable lease agreements expiring at various dates have the following aggregate approximate annual minimum rentals:

                                                        ---------------------------------------------------------------
Dollars in thousands                                               CAPITAL LEASES                    OPERATING LEASES

                                                        ---------------------------        ----------------------------
To June 30, 1997                                          $                  507             $                  2,559

To June 30, 1998                                                             522                                1,933

To June 30, 1999                                                             241                                1,624

To June 30, 2000                                                             160                                  806

To June 30, 2001                                                             160                                  704

After June 30, 2001                                                          691                                  270
                                                        ---------------------------        ----------------------------
  Total minimum lease payments                                             2,281             $                  7,896
                                                                                           ============================

Less amount representing interest                                           (186)

                                                        ---------------------------
  Present value of minimum lease payments                                  2,095

Less current portion                                                        (443)

                                                        ---------------------------
                                                          $                1,652
                                                        ===========================

Operating lease rentals for the years ended June 30, 1994, 1995 and 1996 were $1,743,000, $2,901,000 and $2,633,000 respectively.

Included in property and equipment at June 30, 1995 and 1996 are assets subject to capitalized leases with a cost of $2,581,000 and $3,206,000 respectively, and accumulated amortization of $831,000 and $874,000 for the years ended June 30, 1995 and 1996, respectively.

16. GEOGRAPHIC DATA
- -------------------

The following table presents information about the Company by geographic area:

                                          -------------------------------------------------------------------------------
                                                                            YEAR ENDED
                                                                           JUNE 30, 1994
                                          -------------------------------------------------------------------------------
                                                                           OPERATING
                                                                            PROFIT                     IDENTIFIABLE
                                               REVENUES                     (LOSS)                        ASSETS
                                          -------------------        ---------------------        -----------------------
  United States                             $         2,410            $         (2,018)            $               832
  Canada                                              4,930                         927                           2,182
  Europe                                             25,275                         328                          22,270
  Pacific                                             1,917                        (259)                            489
  General corporate                                       -                      (5,224)                         25,629
                                          -------------------        ---------------------        -----------------------
                                            $        34,532            $         (6,246)            $            51,402
                                          ===================        =====================        =======================


                                          -------------------------------------------------------------------------------
                                                                            YEAR ENDED
                                                                           JUNE 30, 1995
                                          -------------------------------------------------------------------------------
                                                                           OPERATING
                                                                            PROFIT                     IDENTIFIABLE
                                               REVENUES                     (LOSS)                        ASSETS
                                          -------------------        ---------------------        -----------------------

  United States                             $         3,010            $         (1,480)            $             2,073
  Canada                                              4,384                         465                           2,193
  Europe                                             30,179                       3,957                          23,464
  Pacific                                             2,696                          26                             695
  General corporate                                       -                      (3,920)                         20,966
                                          -------------------        ---------------------        -----------------------
                                            $        40,269            $           (952)            $            49,391
                                          ===================        =====================        =======================


                                          -------------------------------------------------------------------------------
                                                                            YEAR ENDED
                                                                           JUNE 30, 1996
                                          -------------------------------------------------------------------------------
                                                                           OPERATING
                                                                            PROFIT                     IDENTIFIABLE
                                               REVENUES                     (LOSS)                        ASSETS
                                          -------------------        ---------------------        -----------------------
  United States                             $         3,351            $            373             $              861
  Canada                                              4,163                         190                          2,065
  Europe                                             36,256                       6,714                         25,280
  Pacific                                             3,432                         (68)                          (667)
  Other                                                  60                          60                              -
  General corporate                                       -                      (3,437)                        16,478
                                          -------------------        ---------------------        -----------------------
                                            $        47,262            $           3,832            $           44,017
                                          ===================        =====================        =======================


    The accompanying notes are an integral part of these financial statements

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders of
Walsh International Inc.




Our report on the consolidated financial statements of Walsh International Inc. is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 23 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
August 30, 1996

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1996, 1995 and 1994


Col. A                        Col. B                          Col. C                        Col. D                Col. E
- ------                        ------                          ------                        ------                ------

                                                              Additions
                                                              ---------

                             Balance at            Charged to          Charged to                                Balance at
                            Beginning of            Costs and             Other                                    End of
Descriptions                   Period               Expenses            Accounts           Deductions              Period
- ------------                   ------               --------            --------           ----------              ------


Allowance for doubtful
accounts


June 30, 1996                  214,000              181,000             (9,000)            (50,000)                 336,000

June 30, 1995                  261,000               15,000              20,000            (82,000)                 214,000

June 30, 1994                  165,000               94,000              40,000            (38,000)                 261,000

Valuation allowance
for deferred tax assets

June 30, 1996               13,015,000            5,423,000                   -                   -              18,438,000

June 30, 1995               12,695,000              320,000                   -                   -              13,015,000

June 30, 1994                5,346,000            7,349,000                   -                   -              12,695,000

                                    PART III

         The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement for its meeting of stockholders in connection with its transition period, which is to be filed pursuant to Regulation 14A not later than October 30, 1996.


         Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information required by Part III of 10-K regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby incorporated by reference from the Registrants' Definitive Proxy Statement for its annual meeting of stockholders, which is to be filed pursuant to Registration 14A not later than October 30, 1996.



                                     PART IV

ITEM 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

              (a)(1-2)  Financial Statements and Schedule

              See Index to Financial Statements and Schedule which appears on page 23 of this Annual Report.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 26, 1996       WALSH INTERNATIONAL INC

                                By:      /s/Michael A. Hauck
                                         -------------------
                                         Michael A. Hauck
                                         Director, Chief Executive Officer

                                POWER OF ATTORNEY

              Each person whose individual signature appears below hereby authorizes Michael A. Hauck, Martyn D. Williams and Leonard R. Benjamin, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent in his name, place and stead, to execute in the name and on behalf of such person, individually and in each capacity stated below, and to file any and all amendments to this report.

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title

/s/Michael A. Hauck                Director, Chief Executive Officer                   September 26, 1996
- -----------------------
Michael A. Hauck

/s/Robert Mander                   Director, President,
- -----------------------
Robert Mander                      Chief Operating Officer                             September 26, 1996


/s/Dennis M. J. Turner             Director, Chairman of the Board                     September 26, 1996
- -----------------------
Dennis M. J. Turner

/s/James W. Stevens                Director                                            September 26, 1996
- -----------------------
James W. Stevens

- -----------------------
Harry C. Groome                    Director

- -----------------------
Leonard M. Lodish                  Director

/s/Martyn D. Williams              Chief Accounting and Financial Officer              September 26, 1996
- -----------------------
Martyn D. Williams