Form 10-Q
period 1996-09-30
WALSH INTERNATIONAL INC \DE\
filed 1996-11-14
CIK 1005882

THIS PAPER  DOCUMENT IS BEING  SUBMITTED  PURSUANT TO RULE 901(D) OF  REGULATION
S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission File number: 0-28202

                            WALSH INTERNATIONAL INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                             51-0309207
----------------------------------                        ----------------------
   (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                        Identification Number)

    105 Terry Drive, Suite 118, Newtown, Pennsylvania 18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code     215-860-4949
                                                       ------------

           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 to 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes  x         No
                         ----           ----

         As of October 31, 1996 there were outstanding 10,490,435 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------


PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1. Financial statements

        Consolidated Statements of Operations (unaudited) for the Three
        Months Ended September 30, 1996 and 1995..........................  3

        Consolidated Balance Sheets as of September 30, 1996
        (unaudited) and June 30, 1996.....................................  4

        Consolidated Statements of Cash Flows (unaudited) for the
        Three Months Ended September 30, 1996 and 1995....................  5

        Notes to Consolidated Financial Statements........................  6


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition................................  8


PART II OTHER INFORMATION
------- -----------------

Item 6. Exhibits and Reports on Form 8-K.................................  10

        Signatures.......................................................  11

PART 1.                      FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS
                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                                               ----------------------------------------
                                                                         Three Months Ended
                                                                            September 30,
                                                               ----------------------------------------
                                                                        1996                    1995
                                                               ----------------      ------------------
Revenue                                                         $     12,758          $       10,300
                                                               ----------------      ------------------

Costs and expenses:

  Production costs                                                     4,853                   4,479

  Selling, general and administrative expenses                         6,078                   4,991

  Research and development costs                                         962                     897

  Amortization of intangible assets                                       36                      28
                                                               ----------------      ------------------
Total costs and expenses                                              11,929                  10,395
                                                               ----------------      ------------------

Operating profit (loss)                                                  829                     (95)

Interest income                                                          190                     281

Interest expense                                                         (54)                   (596)

Minority Interest                                                         73                       -
                                                               ----------------      ------------------
Income (loss) from continuing operations
  before income taxes                                                  1,038                    (410)

Income tax provision                                                    (236)                    (23)
                                                               ----------------      ------------------

Income (loss) from continuing operations                                 802                    (433)

Discontinued operations:

Loss from discontinued operations, net                                     -                    (797)
                                                               ----------------      ------------------

Net income (loss)                                               $        802          $       (1,230)
                                                               ================      ==================

Income (loss) per share from continuing operations              $       0.08          $        (0.06)

Loss per share from discontinued operations, net                        0.00                   (0.10)

                                                               ----------------      ------------------
Net income (loss) per share                                     $       0.08          $        (0.16)
                                                               ================      ==================

Shares used in computing income (loss) per share                  10,653,821               7,745,173


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                    ----------------------------------------
                           Consolidated Balance Sheets

Dollars in thousands

                                                                    ------------------------------------------------------
                                                                        September 30,                      June 30,
                                                                    ------------------------------------------------------
ASSETS                                                                      1996                         1996
                                                                    ------------------------        ----------------------
Current Assets:                                                       (Unaudited)
  Cash and cash equivalents                                           $             6,468             $           8,629
  Marketable securities                                                            10,236                         9,992
  Accounts receivable, principally trade                                           11,993                        13,050
  Prepaid expenses and other current assets                                           813                           923
                                                                    ------------------------        ----------------------
Total current assets                                                               29,510                        32,594
Property and equipment, net                                                         4,642                         4,663
Goodwill, net                                                                       3,523                         3,551
Other assets, net                                                                   3,436                         3,209
                                                                    ------------------------        ----------------------
Total assets                                                          $            41,111             $          44,017
                                                                    ========================        ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                $                13             $              12
  Current portion of  capital lease obligations                                       467                           443
  Accounts payable                                                                  6,955                         7,808
  Accrued liabilities                                                              15,203                        17,467
  Unearned income                                                                   4,001                         4,541
                                                                    ------------------------        ----------------------
Total current liabilities                                                          26,639                        30,271
                                                                    ------------------------        ----------------------
Long-term debt                                                                      1,111                         1,105
Capital lease obligations                                                           1,601                         1,652
Other liabilities                                                                   6,171                         6,295
Minority interest                                                                      75                           148
Commitments
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
  authorized and and 10,497,985 10,484,835 shares issued,
  respectively.                                                                       105                           105
Paid-in capital                                                                   119,248                       119,175
Accumulated deficit                                                              (114,146)                     (114,948)
Cumulative translation adjustment                                                     741                           675
Unrealized gain (loss) on available for sale securities, net of
  tax                                                                                  23                            (4)
Treasury stock, at cost, 20,750 shares                                               (457)                         (457)
                                                                    ------------------------        ----------------------
Total stockholders' equity                                                          5,514                         4,546
                                                                    ------------------------        ----------------------
Total liabilities and stockholders' equity                            $            41,111             $          44,017
                                                                    ========================        ======================


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                    ----------------------------------------
                      Consolidated Statements of Cash Flows


Dollars in thousands, unaudited

                                                                                 ---------------------------------------------
                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                 ---------------------------------------------
                                                                                             1996                       1995
                                                                                 ------------------        -------------------

Net cash flows used in operating activities                                        $        (934)            $         (972)
                                                                                 ------------------        -------------------
Cash flows used in investing activities:
  Purchases of marketable securities                                                        (217)                         -
  Capital expenditures                                                                      (337)                      (191)
  Capitalized software                                                                      (246)                      (225)
                                                                                 ------------------        -------------------
Net cash used in investing activities                                                       (800)                      (416)
                                                                                 ------------------        -------------------
Cash flows (used in) provided by financing activities:
  Collateral receipts                                                                          -                          8
  Common stock issuance costs                                                               (588)                         -
  (Repayment) increase of capital leases                                                      (5)                       120
  Options exercised                                                                           73                          -
  Repayment of long-term debt                                                                  -                        (39)
                                                                                 ------------------        -------------------
Net cash (used in) provided by financing activities                                         (520)                        89
                                                                                 ------------------        -------------------
Effect of exchange rate movements                                                             93                       (218)
Effect of discontinued operations                                                              -                     (2,166)
Net decrease in cash and cash equivalents                                                 (2,161)                    (3,683)
Cash and cash equivalents at beginning of period                                           8,629                     15,110
                                                                                 ------------------        -------------------
Cash and cash equivalents at end of period                                         $       6,468             $       11,427
                                                                                 ==================        ===================



    The accompanying notes are an integral part of these financial statements

WALSH INTERNATIONAL INC AND SUBSIDIARIES
----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       INTERIM UNAUDITED FINANCIAL INFORMATION
         ---------------------------------------

         The consolidated financial statements include the accounts of Walsh International Inc. (the "Company") and all of its majority-owned subsidiaries.

         The accompanying consolidated statements of operations and consolidated statements of cash flows for the three months ended September 30, 1996 and 1995, the consolidated balance sheets as of September 30, 1996 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

         The June 30, 1996 balance sheet was derived from the Company's June 30, 1996 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Consolidated Financial Statements on Form 10-K for the year ended June 30, 1996.


2.       DISCONTINUED OPERATIONS - SOURCE BUSINESS
         -----------------------------------------

         The Company consummated an Initial Public Offering ("IPO") in April 1996. Immediately prior to the IPO, the Company spun-off the Source business to its stockholders by the distribution of all of the issued and outstanding capital stock of Source Informatics Inc., a holding company formed for that purpose. The results of the Source business are shown as discontinued operations in the consolidated statements of operations and cash flows for the three months ended September 30, 1995.

3.       EARNINGS (LOSS) PER SHARE
         --------------------------

         Earnings (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, all stock options and warrants issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method and the IPO price of $12.00. Common equivalent shares from the Preferred Stock (using the if-converted method) have been included in the calculation for the three months ended September 30, 1995.


4.       INCOME TAXES
         ------------

         For the three months ended September 30, 1996 the effective tax rate was 23% compared to a tax provision on a loss for the equivalent period of fiscal 1995. The effective income tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                    -----------------------------------------

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenue for the Company's first quarter of fiscal year 1996 was $12.8 million, an increase of 24% over the comparable period of the prior year. The increase was principally due to a 27% improvement in the Company's PRECISE and Premiere revenues. The revenue increases were spread across substantially all markets. Excluding adverse currency movements revenue increased by 26%.

Production costs in the first quarter were $4.9 million (38% of revenue) compared with $4.5 million (43% ) in the comparable quarter of fiscal year 1995. The decline in production costs as a percentage of total revenues reflect the company's operating leverage.

Selling, general and administrative expenses in the first quarter were $6.0 million (47% of revenue), compared with $5.0 million (48% of revenue) in the comparable quarter of the prior year. The 22% increase is due to sales and marketing expenditure associated with the newly launched Premiere product plus increased investment in senior sales personnel.

Research and development costs were $1.0 million (8% of revenues) for the quarter compared with $0.9 million (9% of revenues) for the comparable quarter of fiscal 1995 reflecting the continued investment in research and development. 1995 levels were higher as a percentage of revenue due to external consultancy for the impending Premiere launch. The percentage of software development costs capitalized has remained at similar rates in each period.

Net interest income for the quarter ended September 30, 1996 was $0.1 million, compared to a net interest expense of $0.3 million for the comparable fiscal 1995 period, as a result of the repayment of the debentures following the IPO.

The effective tax rate for the quarter ended September 30, 1996 was 23% which compares to a provision on a loss for the comparable fiscal 1995 period.

The Company has received a ruling from the IRS that the Spin-Off qualified as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986.

                         LIQUIDITY AND CAPITAL RESOURCES



At September 30, 1996, the Company's cash and cash equivalents totalled $6.5 million, a decrease of $2.2 million from the $8.6 million balance at June 30, 1996. The decrease is primarily due to the payment of costs associated with the IPO plus some adverse timing differences in the settlement of receivables and payables.

The Company additionally holds $10.2 million in a professionally managed portfolio of marketable securities. The marketable securities are considered current assets by the Company as it has both the ability and the intent to realize these securities in the normal operating cycle of the business.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1998.

PART II.                        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     Exhibit
     Number
     ------
      3.1 Restated Certificate of Incorporation of Walsh International Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

      3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-316)

     11       Computation of Earnings (Loss) per Share

     27       Financial Data Schedule

     (b)      Reports on Form 8-K

              None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                                      Walsh International Inc.





                                           By /s/Martyn D Williams
                                              -------------------------

                                               Martyn D Williams
                                               Chief Financial Officer


                                           On behalf of the registrant and
                                           as principal financial officer.

                               INDEX TO EXHIBITS

     Exhibit   Description
     -------   -----------
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

     11        Computation of Earnings (Loss) per Share

     27        Financial Data Schedule