Form 10-Q
period 1996-12-31
WALSH INTERNATIONAL INC \DE\
filed 1997-02-12
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                         Commission File number: 0-28202

                            WALSH INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                             51-0309207
----------------------------------                        ----------------------
   (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                        Identification Number)

 105 Terry Drive, Suite 118, Newtown, Pennsylvania                 18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code                 215-860-4949
                                                                   -------------


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

          Yes  x     No
              ---       ---

         As of January 31, 1997 there were outstanding 10,502,085 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                     Page Number
                                                                     -----------

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial statements

         Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 1996 and 1995......................3

         Consolidated Balance Sheets as of December 31, 1996
         (unaudited) and June 30, 1996........................................4

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended December 31, 1996 and 1995..........................5

         Notes to Consolidated Financial Statements...........................6


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...................................8


PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K....................................10

         Signatures..........................................................11

PART 1.                            FINANCIAL INFORMATION

Item 1.                            FINANCIAL STATEMENTS
                           WALSH INTERNATIONAL AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                                  ---------------------------------------------------
                                                                Three Months Ended
                                                    December 31,                  December 31,
                                                  ----------------------------------------------
                                                          1996                      1995
                                                  --------------------        ------------------
Revenue                                             $        13,353             $      11,773
                                                  --------------------        ------------------
Costs and expenses:

  Production costs                                            4,921                     4,409

  Selling, general and administrative
  expenses                                                    6,117                     5,286

  Research and development costs                                957                       831

  Amortization of intangible assets                              36                        28
                                                  --------------------        ------------------
Total costs and expenses                                     12,031                    10,554
                                                  --------------------        ------------------

Operating profit                                              1,322                     1,219

Interest income                                                 229                       243

Interest expense                                                (79)                     (592)

Minority Interest                                                39                         -
                                                  --------------------        ------------------
Income from continuing operations
  before income taxes                                         1,511                       870


Income tax benefit (provision)                                 (388)                      534
                                                  --------------------        ------------------

Income  from continuing operations                            1,123                     1,404

Discontinued operations:

Loss from discontinued operations, net                            -                      (958)

                                                  --------------------        ------------------
Net income (loss)                                   $         1,123             $         446
                                                  ====================        ==================

Income per share from continuing operations         $          0.11             $        0.19

Loss per share from discontinued operations,
net                                                               -                     (0.13)

                                                  --------------------        ------------------
Net income (loss) per share                         $           0.11            $        0.06
                                                  ====================        ==================

Shares used in computing income (loss) per
share                                                     10,648,239                 7,424,527

Item 1.                               FINANCIAL STATEMENTS
                              WALSH INTERNATIONAL AND SUBSIDIARIES
                                          (continued)
                              CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                                  -------------------------------------------------
                                                                   Six Months Ended
                                                     December 31,                    December 31,
                                                   ------------------------------------------------
                                                                  1996                      1995
                                                   ----------------------        ------------------
Revenue                                              $          26,111             $      22,073
                                                   ----------------------        ------------------

Costs and expenses:

  Production costs                                               9,774                     8,888

  Selling, general and administrative
  expenses                                                      12,195                    10,277

  Research and development costs                                 1,919                     1,728

  Amortization of intangible assets                                 72                        56
                                                   ----------------------        ------------------
Total costs and expenses                                        23,960                    20,949
                                                   ----------------------        ------------------

Operating profit                                                 2,151                     1,124

Interest income                                                    419                       524

Interest expense                                                  (133)                   (1,188)

Minority Interest                                                  112                         -
                                                   ----------------------        ------------------
Income from continuing operations
  before income taxes                                             2,549                      460


Income tax benefit (provision)                                    (624)                      511
                                                   ----------------------        ------------------

Income  from continuing operations                               1,925                       971

Discontinued operations:

Loss from discontinued operations, net                               -                    (1,755)
                                                   ----------------------        ------------------

Net income (loss)                                    $           1,925             $        (784)
                                                   ======================        ==================

Income per share from continuing operations          $            0.18             $        0.13

Loss per share from discontinued operations,
net                                                                  -                     (0.23)

                                                   ----------------------        ------------------
Net income (loss) per share                          $            0.18             $       (0.10)
                                                   ======================        ==================

Shares used in computing income (loss) per
share                                                        10,651,030                 7,584,850


                              The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                           Consolidated Balance Sheets

Dollars in thousands

                                                                     ------------------------------------------------------
                                                                       December 31,                              June 30,
                                                                     ------------------------------------------------------
                                                                               1996                             1996
                                                                     ------------------------        ----------------------
ASSETS
Current Assets:                                                            (Unaudited)
  Cash and cash equivalents                                            $             6,010             $           8,629
  Marketable securities                                                             10,416                         9,992
  Accounts receivable, principally trade                                            15,071                        13,050
  Prepaid expenses and other current assets                                          1,012                           923
                                                                     ------------------------        ----------------------
Total current assets                                                                32,509                        32,594
Property and equipment, net                                                          4,600                         4,663
Goodwill, net                                                                        3,495                         3,551
Other assets, net                                                                    3,653                         3,209
                                                                     ------------------------        ----------------------
Total assets                                                           $            44,257             $          44,017
                                                                     ========================        ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                 $                14             $              12
  Current portion of  capital lease obligations                                        455                           443
  Accounts payable                                                                   9,110                         7,808
  Accrued liabilities                                                               13,345                        17,467
  Unearned income                                                                    5,928                         4,541
                                                                     ------------------------        ----------------------
Total current liabilities                                                           28,852                        30,271
                                                                     ------------------------        ----------------------
Long-term debt                                                                       1,084                         1,105
Capital lease obligations                                                            1,584                         1,652
Other liabilities                                                                    5,980                         6,295
Minority interest                                                                       37                           148
Commitments
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
  authorized and 10,517,210 and 10,484,835 shares issued,
  respectively.                                                                        105                           105
Paid-in capital                                                                    119,379                       119,175
Accumulated deficit                                                               (113,024)                     (114,948)
Cumulative translation adjustment                                                      663                           675
Unrealized gain (loss) on available for sale securities, net of
  tax                                                                                   54                            (4)
Treasury stock, at cost, 20,750 shares                                                (457)                         (457)
                                                                     ------------------------        ----------------------
Total stockholders' equity                                                           6,720                         4,546
                                                                     ------------------------        ----------------------
Total liabilities and stockholders' equity                             $            44,257             $          44,017
                                                                     ========================        ======================


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


Dollars in thousands, unaudited
                                                                    ---------------------------------------------
                                                                                  Six Months Ended
                                                                                    December 31,
                                                                    ---------------------------------------------
                                                                           1996                       1995
                                                                    ------------------        -------------------
Net cash flows provided by (used in) operating activities             $        (396)            $           90
                                                                    ------------------        -------------------
Cash flows used in investing activities:
  Purchases of marketable securities                                           (366)                         -
  Capital expenditures                                                         (572)                      (338)
  Capitalized software                                                         (482)                      (500)
                                                                    ------------------        -------------------
Net cash used in investing activities                                        (1,420)                      (838)
                                                                    ------------------        -------------------
Cash flows (used in) provided by financing activities:
  Collateral receipts                                                             -                      1,088
  Common stock issuance costs                                                  (951)                         -
  (Repayment) increase of capital leases                                         76                       (103)
  Options exercised                                                             204                          -
  Repayment of long-term debt                                                  (135)                    (1,163)
                                                                    ------------------        -------------------
Net cash used in financing activities                                          (806)                      (178)
                                                                    ------------------        -------------------
Effect of exchange rate movements                                                 3                        186
Effect of discontinued operations                                                 -                     (6,671)
                                                                    ------------------        -------------------
Net decrease in cash and cash equivalents                                    (2,619)                    (7,411)
Cash and cash equivalents at beginning of period                              8,629                     15,110
                                                                    ------------------        -------------------
Cash and cash equivalents at end of period                            $       6,010             $         7,699
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

         The accompanying consolidated statements of operations for the three and six months ended December 31, 1996 and 1995, the consolidated statements of cash flows for the six months, the consolidated balance sheets as of December 31, 1996 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months and ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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


2.       DISCONTINUED OPERATIONS - SOURCE BUSINESS

         The Company consummated an Initial Public Offering ("IPO") in April 1996. Immediately prior to the IPO, the Company spun-off the Source business to its stockholders by the distribution of all of the issued and outstanding capital stock of Source Informatics Inc., a holding company formed for that purpose. The results of the Source business are shown as discontinued operations in the consolidated statements of operations, for the three and six months ended December 31, 1995 and the consolidated statement of cash flows for the six months ended December 31, 1995.

3.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, all stock options and warrants issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method and the IPO price of $12.00. Common equivalent shares from the Preferred Stock (using the if-converted method) have been included in the calculations for the three and six months ended December 31, 1995.


4.       INCOME TAXES

         For the three and six months ended December 31, 1996 the effective tax rates were 25.7% and 24.5% respectively compared to tax benefits for the equivalent periods of fiscal 1996. The effective income tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with a reassessment of income tax provisions established in prior periods.

Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

Three Months Ended December 31, 1996 and 1995

Revenue for the second quarter of Fiscal 1997 was $13.4 million, an increase of 13% over the comparable period of the prior year. The increase was primarily due to revenues from technology products, Premiere, Precise and Pharbase which showed a 20% improvement compared with the same period last year.

Production costs in the second quarter were $4.9 million (36.9% of revenue), compared with $4.4 million (37.5% of revenue) in the comparable quarter of Fiscal 1996.

Selling, general and administrative expenses in the second quarter of fiscal 1997 were $6.1 million (45.8% of revenue), compared with $5.3 million (44.9% of revenue) in the comparable quarter of the prior year. This increase reflects the continued investment being made to meet the growing demand for Premiere.

Research and development costs were $1.0 million (7.2% of revenues) for the second quarter compared with $0.8 million (7.1% of revenues) in the comparable period last year.

Net interest income for the second quarter was $0.2 million compared to a net interest expense of $0.3 million for the comparable Fiscal 1996 period, as a result of the repayment of the Company's debentures following the IPO.

The effective tax rate for the quarter ended December 31, 1996 was 25.7% which compares to a tax benefit for the comparable fiscal 1996 period. The effective fiscal 1997 tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with an updated assessment of income tax provisions established in prior periods. The fiscal 1996 tax benefit arose as a result of the recognition of a deferred tax asset on available-for-sale securities. These shares were transferred to Source Informatics at the Spin-Off.

Six Months Ended December 31, 1996 and 1995

Revenue for the Company's first half of fiscal year 1997 was $26.1 million, an increase of 18% over the comparable period of the prior year. The revenue increases were spread across substantially all markets. Excluding net adverse currency movements revenue increased by 20%. The increase was principally due to a 25% improvement in the Company's Precise and Premiere revenues.

Production costs in the first half year were $9.8 million (37.4% of revenue) compared with $8.9 million (40.3% of revenue) in the comparable period of fiscal year 1996. The decline in production costs as a percentage of total revenues reflect the Company's operating leverage.

Selling, general and administrative expenses in the first half of the year were $12.2 million (46.7% of revenue), compared with $10.3 million (46.6% of revenue) in the comparable period of the prior year. The 18.5% increase is due to significant investment in senior sales and client service personnel to meet the growing demand for Premiere.

Research and development costs were $1.9 million (7.3% of revenues) for the first six months compared with $1.7 million (7.8% of revenues) for the comparable period of fiscal 1996 reflecting the continued investment in research and development. The percentage of software costs capitalized has remained at similar rates in each period.

Net interest income for the half year ended December 31, 1996 was $0.3 million, compared to a net interest expense of $1.4 million for the comparable fiscal 1996 period, as a result of the repayment of the debentures following the IPO.

The effective tax rate for the half year ended December 31, 1996 was 24.5% which compares to a tax benefit for the comparable fiscal 1996 period. The effective fiscal 1997 tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with an updated assessment of income tax provisions established in prior periods. The fiscal 1996 tax benefit arose as a result of the recognition of a deferred tax asset on available-for-sale securities. These shares were transferred to Source Informatics at the Spin-Off.

The Company has received a ruling from the IRS that the Spin-Off of the Source business qualified as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986.

                         Liquidity and Capital Resources



At December 31, 1996, the Company's cash and cash equivalents totalled $6.0 million, a decrease of $2.6 million from the $8.6 million balance at June 30, 1996. The decrease is primarily due to the payment of costs associated with the IPO, and cash used for investment in capital assets and the acquisition of marketable securities.

The Company additionally holds $10.4 million in a professionally managed portfolio of marketable securities. The marketable securities are considered current assets by the Company as it has both the ability and the intent to realize these securities in the normal operating cycle of the business.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1998.

PART II                          OTHER INFORMATION
-------                          -----------------

ITEM 6                              EXHIBITS AND REPORTS ON FORM 8-K

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


Date:                        Walsh International Inc.





                             By  /s/Martyn D Williams
                                 ---------------------------------
                                 Martyn D Williams
                                 Chief Financial Officer

                                 On behalf of the registrant and as principal financial officer.

                                INDEX TO EXHIBITS



Exhibit           Description


3.1 Restated Certificate of Incorporation of Walsh International Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-316)


3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S- 1 of the Company (file no. 333-316)


11                Computation of Earnings (Loss) per Share


27                Financial Data Schedule