Form 10-Q
period 1997-03-31
WALSH INTERNATIONAL INC \DE\
filed 1997-05-13
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

As of April 30, 1997 there were outstanding 10,529,460 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number


PART I    FINANCIAL INFORMATION

Item 1.   Financial statements

          Consolidated Statements of Operations (unaudited) for the Three months ended March 31, 1997 and 1996 and Nine Months
          Ended March 31, 1997 and 1996...................................  3

          Consolidated Balance Sheets as of March 31, 1997
          (unaudited) and June 30, 1996...................................  4

          Consolidated Statements of Cash Flows (unaudited) for the
          Nine Months Ended March 31, 1997 and 1996.......................  5

          Notes to Consolidated Financial Statements......................  6


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..............................  8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................  10

          Signatures.....................................................  11

PART 1.                         FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS
                                --------------------
                        WALSH INTERNATIONAL AND SUBSIDIARIES
                        ------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                               -------------------------------------------------------------
                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                               ----------------------------    ----------------------------
                                                   1997             1996           1997            1996
                                               ------------    ------------    ------------    ------------
Revenue                                        $     13,704    $     12,108    $     39,815    $     34,181
                                               ------------    ------------    ------------    ------------

Costs and expenses:

  Production costs                                    5,269           4,709          15,043          13,597

  Selling, general and administrative
  expenses                                            5,892           5,241          18,087          15,518

  Research and development costs                        893             873           2,812           2,601

  Amortization of intangible assets                      36              28             108              84
                                               ------------    ------------    ------------    ------------
Total costs and expenses                             12,090          10,851          36,050          31,800
                                               ------------    ------------    ------------    ------------

Operating profit                                      1,614           1,257           3,765           2,381

Interest income                                         159             131             578             655

Interest expense                                        (58)           (559)           (191)         (1,747)

Minority Interest                                       (34)             --              78              --
                                               ------------    ------------    ------------    ------------
Income from continuing operations
  before income taxes                                 1,681             829           4,230           1,289


Income tax provision                                   (380)           (740)         (1,004)           (229)
                                               ------------    ------------    ------------    ------------

Income  from continuing operations                    1,301              89           3,226           1,060

Discontinued operations:

Loss from discontinued operations, net                   --              --              --          (1,755)
                                               ------------    ------------    ------------    ------------
Net income (loss)                              $      1,301    $         89    $      3,226    $       (695)
                                               ============    ============    ============    ============

Income per share from continuing operations    $       0.12    $       0.01    $       0.30    $       0.14

Loss per share from discontinued operations,
net                                                      --              --              --           (0.23)

                                               ------------    ------------    ------------    ------------
Net income (loss) per share                    $       0.12    $       0.01    $       0.30    $      (0.09)
                                               ============    ============    ============    ============

Shares used in computing income (loss) per
share                                            10,633,650       7,539,135      10,595,987       7,569,612


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                           -----------------------
                                                             MARCH 31,    JUNE 30,
                                                            ----------------------
ASSETS                                                           1997         1996
                                                            ---------    ---------
Current Assets:                                            (UNAUDITED)
  Cash and cash equivalents                                 $   6,833    $   8,629
  Marketable securities                                         8,505        9,992
  Accounts receivable, principally trade                       12,486       13,050
  Prepaid expenses and other current assets                     1,264          923
                                                            ---------    ---------
Total current assets                                           29,088       32,594
Property and equipment, net                                     4,413        4,663
Goodwill, net                                                   3,467        3,551
Other assets, net                                               3,736        3,209
                                                            ---------    ---------
Total assets                                                $  40,704    $  44,017
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                      $      14    $      12
  Current portion of  capital lease obligations                   463          443
  Accounts payable                                              6,706        7,808
  Accrued liabilities                                          11,708       17,467
  Unearned income                                               5,075        4,541
                                                            ---------    ---------
Total current liabilities                                      23,966       30,271
                                                            ---------    ---------
Long-term debt                                                  1,107        1,105
Capital lease obligations                                       1,701        1,652
Other liabilities                                               5,818        6,295
Minority interest                                                  71          148
Stockholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
  authorized and 10,528,660 and 10,484,835 shares issued,
  respectively                                                    105          105


Paid-in capital                                               119,449      119,175
Accumulated deficit                                          (111,722)    (114,948)
Cumulative translation adjustment                                 668          675
Unrealized loss on available for sale securities, net of
  tax                                                              (2)          (4)
Treasury stock, at cost, 20,750 shares                           (457)        (457)
                                                            ---------    ---------
Total stockholders' equity                                      8,041        4,546
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $  40,704    $  44,017
                                                            =========    =========


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands, unaudited
                                                           ---------------------
                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             1997        1996
                                                           --------    --------
Net cash flows used in operating activities                $ (1,221)   $ (1,983)
                                                           --------    --------
Cash flows (used in) provided by investing activities:
  Sale of marketable securities, net of purchases             1,489          --
  Capital expenditures                                         (618)       (712)
  Capitalized software                                         (665)       (670)
                                                           --------    --------
Net cash provided by (used in) investing activities             206      (1,382)
                                                           --------    --------
Cash flows (used in) provided by financing activities:
  Collateral receipts                                            --       1,088
  Common stock issuance costs                                (1,086)         --
  Repayment of capital leases                                  (269)       (103)
  Options exercised                                             274          --
  Loan proceeds received from minority interest                 111
  Repayment of long-term debt                                    --      (1,073)
                                                           --------    --------
Net cash used in financing activities                          (970)        (88)
                                                           --------    --------
Effect of exchange rate movements                               189        (295)
Effect of discontinued operations                                --      (6,853)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (1,796)    (10,601)
Cash and cash equivalents at beginning of period              8,629      15,110
                                                           --------    --------
Cash and cash equivalents at end of period                 $  6,833    $  4,509
                                                           ========    ========



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

         The accompanying consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996, the consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 the consolidated balance sheets as of March 31, 1997 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.       DISCONTINUED OPERATIONS - SOURCE BUSINESS
         -----------------------------------------
         The Company consummated an Initial Public Offering ("IPO") in April 1996. Immediately prior to the IPO, the Company spun-off the Source business to its stockholders by the distribution of all of the issued and outstanding capital stock of Source Informatics Inc., a holding company formed for that purpose. The results of the Source business are shown as discontinued operations in the consolidated statements of operations, for the nine months ended March 31, 1996 and the consolidated statement of cash flows for the nine months ended March 31, 1996.

3.       EARNINGS PER SHARE
         ------------------

         Earnings per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, all stock options and warrants issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method and the IPO price of $12.00. Common equivalent shares from the Preferred Stock (using the if-converted method) have been included in the calculations for the three and nine months ended March 31, 1996.

4.       INCOME TAXES
         ------------

         For the three and nine months ended March 31, 1997 the effective tax rates were 23% and 24% respectively compared to 89% and 18% for the equivalent periods of fiscal 1996. The effective income tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with a reassessment of income tax provisions established in prior periods.

Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                    ----------------------------------------

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenue for the third quarter of Fiscal 1997 was $13.7 million, an increase of 13% over the comparable period of the prior year. Excluding net adverse currency fluctuations, revenue increased by 16%. The increase was primarily due to 19% growth (excluding the impact of currency) in revenues from technology products; Premiere, Precise and Pharbase.

Production costs in the third quarter were $5.3 million (38% of revenue), compared with $4.7 million (39% of revenue) in the comparable quarter of Fiscal 1996. The decline in production costs as a percentage of revenue demonstrates the Company's operating leverage. Production costs have increased in absolute terms following the initial establishment costs associated with the creation of a European Regional Support Centre to offer pan European support to customers, particularly multi-country installations, of Premiere.

Selling, general and administrative expenses in the third quarter of Fiscal 1997 were $5.9 million (43% of revenue), compared with $5.2 million (43% of revenue) in the comparable quarter of the prior year. This increase reflects costs associated with the increased investment in senior sales resources as well as development plans for business expansion into new geographical markets.

Research and development costs were $0.9 million (7% of revenues) which is at a comparable level to the prior year reflecting continuing commitment to product development.

Net interest income for the third quarter was $0.1 million compared to a net interest expense of $0.4 million for the comparable fiscal 1996 period due to the repayment of the Company's debentures following the IPO.

The effective tax rate for the quarter ended March 31, 1997 was 23% which compares to 89% for the comparable fiscal 1996 period. The effective fiscal 1997 tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with an updated assessment of income tax accruals established in prior periods. The fiscal 1996 rate was 56% after adding back non deductible interest expense. This is higher than the 1997 rate due to the mix of profits.

Income from continuing operations of 1.3 million for the third quarter (12 cents per share) compared with $0.1 million (0.01 cents per share) for the comparable period of 1996. The improvement reflects a $1.6 million increase in revenues and a smaller increase in operating costs and expenses together with interest and tax improvements.

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenue for nine months to March 31 1997 was $39.8 million, an increase of 16% over the comparable period of the prior year. Revenue increases were in substantially all geographical markets. Excluding net adverse currency movements revenue increased by 19%. The increase was principally due to a 23% improvement (excluding currency) in the Company's technology products; Premiere, Precise and Pharbase.

Production costs in the nine months were $15.0 million (38% of revenue) compared with $13.6 million (40% of revenue) in the comparable period of fiscal year 1996. The decline in production costs as a percentage of total revenues is due to both the increasing percentage of high margin technology product sales and the Company's operating leverage.

Selling, general and administrative expenses in the nine months to March 31, 1997 were $18.1 million (45% of revenue), compared with $15.5 million (45% of revenue) in the comparable period of the prior year. The 17% increase is due to significant investment in senior sales and client service personnel to meet the growing demand for Premiere.

Research and development costs were $2.8 million (7% of revenues) for the first nine months compared with $2.6 million (8% of revenues) for the comparable period of fiscal 1996 reflecting the continued investment in product innovation. The amount of software costs capitalized expressed as a percentage of total research and development has remained at similar levels in each period.

Net interest income for the nine months ended March 31, 1997 was $0.4 million, compared to a net interest expense of $1.1 million for the comparable fiscal 1996 period, as a result of the repayment of the debentures following the IPO.

The effective tax rate for the nine months ended March 31, 1997 was 24% which compares to 18% for the comparable fiscal 1996 period. The effective fiscal 1997 tax rate is based on the Company's projected mix of the profits of its subsidiaries operating in different countries, together with an updated assessment of income tax accruals established in prior periods. The fiscal 1996 effective tax rate is reduced due to benefits which arose as a result of the recognition of a deferred tax asset on available-for-sale securities. These shares were transferred to Source Informatics at the Spin-Off.

The Company has received a ruling from the IRS that the Spin-Off of the Source business qualified as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986.

Income from continuing operations of $3.2 million (30 cents per share) for the nine months ended March 31, 1997 compared to a $1.1 million (0.14 cents per share) for the comparable nine months of fiscal 1996. This $2.1 million improvement is primarily due to a $1.4 million improvement in operating profit which is a result of a 16% improvement in revenues and a 13% increase in total costs and expenses.

                         LIQUIDITY AND CAPITAL RESOURCES



At March  31,  1997,  the  Company's  cash and cash  equivalents  totalled  $6.8 million, a decrease of $1.8 million from the $8.6 million balance at June 30, 1996. The decrease is primarily due to the payment of costs associated with the IPO and investment in capital assets plus some adverse timing differences in respect of working capital.

The Company additionally holds $8.5 million in a professionally managed portfolio of marketable securities. The marketable securities are considered current assets by the Company as it has both the ability and the intent to realize these securities in the normal operating cycle of the business.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1998.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued SFAS No.128 "EARNINGS PER SHARE" which is effective for financial statements issued for periods ending after December 15, 1997.

The  new  standard  requires  changes  to  the  computation,   presentation  and
disclosure requirements of primary and fully diluted earnings per share.

The Company does not believe that the application of the new computation will have a materially different impact from that calculated under its existing accounting policy for the current period.

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


Date: May 12, 1997                Walsh International Inc.





                                  By: /s/Martyn D Williams
                                      ---------------------
                                  Martyn D Williams
                                  Chief Financial Officer

                                  On behalf of the registrant and
                                  as principal financial officer.

                                INDEX TO EXHIBITS
                                -----------------



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