Form 10-K
period 1997-06-30
WALSH INTERNATIONAL INC \DE\
filed 1997-09-09
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For fiscal year ended June 30, 1997 or

o Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                FOR THE PERIOD FROM JULY 1, 1996 TO JUNE 30, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON WHICH REGISTERED
     -------------------                                  ---------------------
                                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock of the registrant held by non-affiliates as of August 18, 1997 was approximately $108,020,373.

         As of August 18, 1997 there were 10,538,573 outstanding shares of the registrant's Common Stock.


Total Number of Pages: 57

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for its meeting of stockholders in connection with its fiscal year ended June 30, 1997, which is to be filed pursuant to Regulation 14A not later than October 28, 1997 is incorporated by reference into Part III of this Form 10-K.

                                                                          PART 1

ITEM 1.  BUSINESS

INTRODUCTION

Walsh International Inc. ("Walsh" or the "Company") develops, markets, provides and supports comprehensive sales and marketing information systems for pharmaceutical companies to assist them in the more efficient management of their sales organizations. Walsh is a market leader in providing electronic territory management systems ("ETMS") and sales management information solutions ("SMIS") to the pharmaceutical industry worldwide. Walsh also provides data services and marketing support services based on proprietary databases of medical professionals and others who influence prescribing decisions.

The Company was incorporated in Delaware in 1988. In December 1991 the business of Pharmaceutical Marketing Services Inc. ("PMSI") was carved out of Walsh and taken public. Following the carve out Walsh operated in two business segments and on  April  16,  1996  the  Source  Business,  which  develops  and  provides proprietary databases of prescriptions dispensed by retail outlets internationally was spun off.

All of the issued and outstanding capital stock of a newly-formed holding company of the Source Business, Source Informatics Inc. ("Source"), was spun-off to the existing stockholders of the Company as of April 16, 1996 (the "Spin-Off"). The results of the Source Business are presented as "discontinued operations" throughout this document.

The Company's principal executive offices are located at 105 Terry Drive, Suite 118, Newtown, Pennsylvania, telephone no. (215) 860 4949. Walsh has a technology development center in Belgium, Regional Support Centres in Europe and North America, with a third one planned for Asia-Pacific and local operating companies in the United States, Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. With the exception of Austria, and New Zealand, all such local operating companies provide full service support for Walsh's technology and data services, including a client sales and support team, a database maintenance team and a facilities management center.

SERVICES

Walsh provides three types of services that it has designed to work either independently or together to provide a comprehensive sales and marketing information solution:

o Technology Services, consisting of PREMIERE, the Company's SMIS which was launched in fiscal 1996 and PRECISE, the Company's established advanced ETMS;

o    Data Services, consisting of the PHARBASE customer database service; and

o Marketing Support Services, consisting of PHARBASE-driven selective direct marketing services which support the sales organization, research and consulting services.


TECHNOLOGY SERVICES

PREMIERE, the Company's SMIS introduced in Fiscal 1996, is a Windows-based system designed to support both the client's sales and marketing teams and all other employees within the client company who interact with customers, including general management, medical, clinical research and planning personnel.

PREMIERE is a true Windows-based application, rather than an upgrade of a DOS-based system with a Windows user interface. As a result, PREMIERE does not have the file size and networking limitations imposed by a DOS-based system. Additionally, it allows multi-tasking by end-users through an icon-driven graphical user interface. PREMIERE is based on a proprietary, highly sophisticated and flexible data model which both reflects the current healthcare environment and, importantly, also permits any changes or unforeseen requirements to be incorporated quickly. It is due to this extensive data model that the PREMIERE relational database can integrate data from many different sources - clients' own data, third-party data or Walsh's own data. In addition, its relational links ensure that each user has fast access to the information which is relevant to them, without having to go through large quantities of data. Like PRECISE, PREMIERE is designed to handle data over a wide area network ("WAN"). Multiple file servers can operate on a local area network ("LAN"), giving PREMIERE the capability of supporting the largest of pharmaceutical sales forces. PREMIERE supports both Oracle and SQL server database engines under Windows NT at the server end and Oracle and SQL Anywhere database engines under Windows 3.11 and Windows `95 at the remote end.

PREMIERE is an open system and, due to the fact that it is Open Data Base Connectivity ("ODBC") compliant, PREMIERE can be developed to support other ODBC compliant database engines as the need arises. This allows any client
selecting  PREMIERE  to  standardize  database  software  enterprise-wide,   if
required.

As of June 30, 1997 the Company and its licensee had implemented PREMIERE for more than 50 sales forces.

PRECISE is an advanced DOS-based ETMS that can be run on virtually any PC, enabling the Company to convert clients from other systems without the requirement for a hardware upgrade. As of June 30, 1997, the Company and its licensee had implemented PRECISE for more than 440 sales forces.

PREMIERE and PRECISE systems are customized for each client to meet the needs of the various end-users within the client organization. PREMIERE and PRECISE systems have been developed to help clients maintain their competitive edge by making the initial application build, the implementation and any post-installation changes quickly in response to evolving market conditions. These changes are made, not by reprogramming which can be costly, but by applying the unique, Walsh developed suite of Application Builders which enables the modified system to be operational more quickly than other systems that rely on source code reprogramming. Sales representatives are provided with a user-friendly, comprehensive system enabling them to:

o    Maintain sophisticated customer databases

o    Plan sales calls

o    Report sales calls on medical and other health professionals

o    Analyze calling activity

o    Track sales and promotional activity

o    Collate and report discretionary promotional expenditure

o Communicate and coordinate across sales forces and divisions within the client organization

o    Manage promotional meetings, samples and inventories


Field and head office managers are able to:


o    Monitor and direct the activities of sales representatives

o Analyze calling and promotional activities versus sales and marketing strategy

o    Compare the performance of sales representatives or sales forces

o    Analyze effort versus results

o    Set and monitor individual representative training and development plans

o    Allocate resources

Walsh currently maintains client sales and support teams and facilities management centers for PREMIERE and PRECISE clients in 13 countries through its local operating companies and one licensee. These operations are responsible for the initial implementation and ongoing support of a PREMIERE or PRECISE system. Because installations are conducted by these local operating companies, each of which can customize a client's system using proprietary Application Builders, Walsh can implement multi-national contracts for PREMIERE or PRECISE in different countries concurrently.

Walsh's clients receive only fully executable applications. Walsh retains the source codes for PREMIERE and PRECISE at its development center, distributing only executable program code and Application Builders to the local operating companies for use in the installation process. The process, which usually takes between three and five months, typically involves:

o Project management designed to ensure delivery of an application to specification, on time and on budget.

o Design consultancy to assist the client in creating detailed specifications for its system.

o    System customization to the client's specific requirements.

o    Software loading and testing with PREMIERE or PRECISE.

o    Data loading with PHARBASE, the client's own data and/or third-party data.

o    User documentation customized to match the client's functionality.

o    LAN set-up, as appropriate.

o    End-user training on the PREMIERE or PRECISE system, as appropriate.


All PREMIERE and PRECISE systems are available in the client's language of choice. The Company has delivered systems that operate in over 15 languages. Where appropriate to the market, e.g. Canada and Belgium, the system is delivered in a dual or multi-language format.

PREMIERE and PRECISE are generally offered to clients as part of an overall service package under initial two or three year contracts, which then become "evergreen" (subject to automatic annual renewal unless terminated). All contracts require the Company to customize its PREMIERE or PRECISE technology with Application Builders to deliver a client-specific version of the service, with applications appropriate for sales representatives, field managers and head office users. In most markets, the majority of the Company's clients also contract for comprehensive facilities management by the Walsh facilities management center, including location and maintenance of the file server, telecommunications server and lines, full data back-up and archiving procedures, user help line support, user problem reporting, change management, hardware swap and other client support. Continuing support is provided to each client by Walsh's local operating company in the country where the client operates.

In South Africa, Walsh has licensed PRECISE technology to a third party and receives royalties on the revenue.

In July 1997 Walsh acquired 100% of the stock of an Australian company, Pharmaceutical Marketing Systems Pty Ltd (PMS) which gives the Company additional technology services; EPIC and RXPLORE. EPIC is a salesforce automation system based on Lotus Notes. It was developed by PMS to meet the requirements of the many pharmaceutical companies in Australia which specify Lotus Notes as a corporate standard. RXPLORE is a sophisticated analysis report generator which is capable of operating as an integration product between a data warehouse and any proprietary salesforce automation system. Both these products are complementary to and not in competition with the other Walsh technology services and will form part of the PREMIERE range of products.

DATA SERVICES

PHARBASE provides demographic information and data on physicians in most national markets and on their professional affiliations and other prescribing influences. In some of these markets, the database also contains information on other medical professionals, such as pharmacists and key administrators. PHARBASE is a leading source of pharmaceutical industry customer data, with government and healthcare agencies in certain markets using PHARBASE-driven mail programs to communicate with medical professionals for critical medical information such as drug recalls, contra-indication notices, etc.

PHARBASE is available in Europe, Canada, Australia and New Zealand and is used by over 350 sales forces. It is delivered to clients embedded in PREMIERE, PRECISE, or can be used in a third-party ETMS for integration with a client's head office systems, or as part of a direct marketing campaign, often in support of the sales force's activities. See "Marketing Support Services." Over 75% of PREMIERE and PRECISE clients also contract for PHARBASE to provide data for their PREMIERE and PRECISE applications. Data services are generally provided under contracts with an initial two or three year term that become "evergreen."

PHARBASE is available on a country-by-country basis. Through PHARBASE-Link, clients can also reach healthcare professionals throughout the world from a single point of contact. Access to data on a global scale is supported by a full range of direct marketing, list selection, mailing and fulfillment services including the creation of a responder database.

Each of Walsh's local operating companies has a database maintenance team that is responsible for the maintenance of the comprehensive national PHARBASE databases, subsets of which are delivered to clients as part of the PHARBASE service. The primary sources of information for the maintenance of the PHARBASE databases are client pharmaceutical companies, questionnaires to physicians and hospital administrators, mailing returns and publications. Every client that contracts to use PHARBASE within PREMIERE, PRECISE or another ETMS agrees to notify the Company of any additions, deletions or changes within its customer database (such as changes of location, affiliation or medical specialty of medical professionals). By these means PHARBASE data is kept up to date and in some countries is used as the government reference.

ALLIANCES

In addition to developing its own databases and system technology, Walsh works closely with a number of organizations to provide its clients with the most effective solution for their particular needs.

These organizations include:

o    Microsoft  Consulting  Services  which  works with  Walsh as a  development
     partner  for  PREMIERE.   Microsoft  has  been  involved  in  the  design,
     specification and programming of the source code for PREMIERE. It also advises on how Microsoft technologies and products could be developed for use in the future.

o Walsh entered into a strategic partnership with Oracle in fiscal year 1997 with PREMIERE as the focus of this global business alliance. The partnership enables the PREMIERE system to run on Oracle's database technology at both the server and field sales level. The two organizations also work together to optimise the integration of Oracle's latest On Line Analytical Processing ("OLAP") technology into PREMIERE enabling powerful analysis to be carried out quickly at every level of the client's organization.

o Source Informatics which specializes in prescription-level information. In general, prescription data must be re-processed before being distributed through ETMS or SMIS, which can delay significantly the receipt of data by the sales force. Source Informatics has a Preferred Technology Partnership Agreement with Walsh which means that Walsh clients will benefit from the collaboration in building, maintaining and promoting a seamless interface between SourceTM, or PREMIERE and PRECISE to facilitate swift delivery of prescription data to sales representative level.

o Zuellig Pharma which is the Pacific Rim's leading pharmaceutical distribution and services company. Walsh and Zuellig Pharma have established a joint venture, Walsh Asia-Pacific, to promote the Walsh product range in the region - including PREMIERE.


MARKETING SUPPORT SERVICES

In certain of its markets, Walsh provides marketing support services using the PHARBASE databases. Marketing support services generally include direct mail and market research services, and are contracted on a project-by-project basis.

Walsh's direct mail services provide a cost effective means for its clients to reinforce the impact of personal sales calls by their representatives. The Company is able to enhance the effectiveness of a client's direct mail promotions by using Data Selector programs to extract from PHARBASE databases specific information regarding the targeted mailing audience. In Belgium, Spain and Australia, the Company provides a selective mailing label supply service. In the United Kingdom, the Netherlands, Germany and Canada, the Company combines this service with mailing facilities capable of processing the range and size of mailings required by the pharmaceutical and healthcare industries, to provide full-service direct mail marketing.

Walsh's market research services include data analysis, interviews (in person or by telephone) and postal surveys. These services, which are available in Canada, Australia and New Zealand, support the primary Walsh services by focusing on the effectiveness of the sales and marketing process and general market forces. They include both syndicated and client-specific services.

SALES AND MARKETING

The Company has organized its business in substantially all its current national markets through local operating companies. Walsh believes that the local expertise developed by these companies permits the Company to develop integrated, customized solutions specific to each national selling environment. Each local operating company has a team of sales and client support staff responsible for sales and support of the Company's services in its market, providing services in local languages, and take into account local market conditions.

The Company's locally-based sales executives are supported by a corporate sales and marketing group responsible for initiating, coordinating and managing multi-national sales opportunities and creating strategic relationships with the Company's multi-national clients. Increasingly, international pharmaceutical companies are making decisions regarding sales and marketing information systems centrally. Together with the local operating companies, the corporate sales and marketing group has developed strategies specific to each client and potential client in order to address more effectively all key influencers and decision-makers wherever they may be in the client's organisation. Walsh also presents a consistent service and company image internationally to its clients and potential clients through international marketing campaigns, industry exhibitions, client meetings and regular user group forums.

GROWTH STRATEGY

The Company's growth strategy is to build on its established position as a market leader through:

INCREASED MARKET PENETRATION FOR NEW AND EXISTING SERVICES

o The Company believes that there is significant opportunity to sell the PREMIERE service to new clients and upgrade existing PRECISE clients to PREMIERE , while increasing the penetration of the Company's PHARBASE service in established markets.

o PREMIERE , a Microsoft Windows-based system that can serve large sales forces more effectively than a DOS-based system such as PRECISE , was introduced in November 1995. As of June 30, 1997, the Company had installed PREMIERE for 50 sales forces.

o PRECISE is currently provided under contracts and licensing arrangements to more than 440 sales forces. Because PRECISE can run on inexpensive hardware, the Company expects that there will be continuing opportunities to market PRECISE to clients that do not have Windows-compatible hardware.

o PHARBASE currently supports over 350 sales forces, approximately 90% of which are also PREMIERE or PRECISE customers. The Company believes that the introduction of PREMIERE will present an opportunity for further market penetration for its PHARBASE service. Walsh will continue to market PHARBASE independently of PREMIERE and PRECISE.

EXPANSION OF  BUSINESSES

The Company continues to expand its U.S. presence in conjunction with the introduction of PREMIERE, which can serve large sales forces more effectively than DOS-based systems such as PRECISE. The Company may also seek to expand its U.S. presence by acquiring businesses with complementary client bases, databases or technology.

The Company has also expanded its business in Australia through the acquisition in July of Pharmaceutical Marketing Solutions Pty Ltd (PMS). The new company has significant combined market presence. This expansion is further enhanced by the previously owned PMS products which have been incorporated within the Company's product range (see Technology Services).

EXPANSION INTO NEW GEOGRAPHIC MARKETS

The Company intends to continue its expansion into other growing healthcare markets worldwide. On January 25, 1996, the Company entered into a Joint Venture Agreement with an affiliate of Zuellig Pharma S.A. ("Zuellig"), pursuant to which the parties have established a joint venture for the commercialization of the Company's PREMIERE, PRECISE and PHARBASE services in 12 countries in Asia-Pacific. The joint venture company was formed in Singapore. Walsh owns 51% of the equity and has operational control of the joint venture. Zuellig is a major healthcare company in the Asia-Pacific market, providing pharmaceutical distribution, wholesaling, manufacturing and sales services to a number of international pharmaceutical and healthcare companies. It will assist the joint venture in establishing commercial relationships with potential clients in the market.

The Company also intends to continue its expansion into Central and Eastern Europe and is also investigating a number of other markets where demand from Walsh clients is high

DIVERSIFICATION WITHIN THE HEALTHCARE INDUSTRY

PREMIERE,  PRECISE  and  PHARBASE  have been  designed to support the sales and marketing function of healthcare industry suppliers outside the ethical pharmaceutical industry. The Company continues to diversify within the healthcare industry and currently provides PREMIERE or PRECISE to suppliers of OTC pharmaceuticals, nutritional products and medical diagnostics. The Company anticipates that the OTC market will become increasingly important as branded prescription-only drugs are reclassified to permit OTC sales.

ENTERING NEW INDUSTRY MARKETS

Building on its experience in the healthcare industry, the Company will explore opportunities for exploiting the PREMIERE and PRECISE services in other industries that have complex selling environments. Walsh anticipates that such expansion would be implemented primarily through joint ventures, strategic partnerships or licensing agreements with established businesses in such industries that could provide the necessary data expertise. The Company is not currently involved in negotiations or party to any agreements or understandings with respect to any such arrangement that would be material.

COMPETITION

The market for sales and marketing information systems is highly competitive. Many companies offer ETMS and other sales force automation products, although few focus on the pharmaceutical industry. The Company believes that there are approximately 10 other companies that supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. Certain of these companies have a significantly greater market share than Walsh in certain of the markets in which PREMIERE and PRECISE are offered, including Dendrite International, Sales Technologies and CorNET in the United States and Cegedim in France.

Sales and marketing information systems differ greatly in terms of functionality, flexibility and the type of hardware platform supported. The Company's products and services compete with others principally on the basis of market and data expertise, product functionality, flexibility and speed of customization, name recognition, global coverage, service standards, breadth of customer base, technical support and cost. Management believes the Company's systems compete favorably with respect to these factors. In particular, the Company believes that its development strategy, which permits system customization and modification without changing the underlying source code, allows the Company to deliver a fully-customized or updated system more rapidly and more cost effectively than competing systems.

Some of the Company's existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than the Company. The Company believes that its unique Application Builder technology which allows PREMIERE and PRECISE to be customised and modified without re-programming the source code removes the need for large numbers of technical staff. Additionally, the corporate parent of one of the Company's competitors, Sales Technologies, controls certain of the proprietary data collection systems that provide prescription sales data in some countries (including the United States) to pharmaceutical companies. It may be possible for Sales Technologies to gain a competitive advantage in the pricing of its ETMS for customers who are interested in purchasing the data collected by its corporate affiliate. However, the Company believes that its Preferred Technology Partnership with Source, which offers similar prescription sales data, will enable the Company to compete effectively.

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

In addition to regulations affecting its pharmaceutical industry clients, Walsh is directly subject to certain restrictions on the collection of data. There have been legislative efforts in many markets to limit the dissemination and sale of certain information that may be considered patients. The Company believes that its data collection and dissemination practices comply with the requirements of applicable national data privacy legislation, as well as industry-promulgated and nationally recognized codes of conduct. However, there can be no assurance that future legislation or regulations will not directly or indirectly restrict the collection or dissemination of information regarding physicians, the prescribing history of physicians or other data currently collected or disseminated by the Company. Any such restrictions could have a material adverse effect on the operations of the Company.

EMPLOYEES

As of June 30, 1997, Walsh employed approximately 537 employees in 13 countries. Local operating companies in the United States, Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, Spain and the United Kingdom employ at least 20 people dedicated to client sales and support, facilities management and database maintenance. The Company has completed an extensive personal development program for its senior country management, as well as skills training for its client sales, support and technical specialists at both a local and regional level.

The Company believes that relations with employees are good. There are no collective bargaining agreements in place. In the Netherlands, France and Germany, the Company has Workers Councils, which is a legal requirement in those countries.

ITEM 2  PROPERTIES

The Company's principal executive offices in the United States are located in Newtown, Pennsylvania. Walsh owns office space consisting of 10,000 square feet in the United Kingdom. The Company leases 150,000 square feet of office and warehouse space in various locations in the United States, Canada, Europe, Australia, New Zealand and Singapore. Management believes that its current facilities, and other space which is readily available, are adequate to meet its needs for the foreseeable future.

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

ITEM 3  LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the business, results of operations, liquidity or financial condition of the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

         PART II


ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been included in The NASDAQ National Market under the symbol WSHI since April 17, 1996.

The reported high and low closing sales prices for the Company's Common Stock as reported by NASDAQ for the period to June 30, 1997 were:


         Fiscal Year Period                          High              Low

         1996
         Fourth Quarter                              15 1/8            9

         1997
         First Quarter                               10 1/2            6 3/4
         Second Quarter                               9 3/4            7
         Third Quarter                                9 5/8            7 1/4
         Fourth Quarter                               9 5/8            7 1/4


As of August 18, 1997 there were approximately 95 holders of record of the Company's Common Stock.

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

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

The selected consolidated financial data set forth below has been derived from the audited consolidated financial statements of Walsh for the year ended December 31, 1992, the six month transition period ended June 30, 1993 and the years ended June 30, 1994, 1995, 1996 and 1997. The selected financial data for the years ended June 30, 1995, 1996 and 1997 should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the historical consolidated financial statements, including the notes thereto, included elsewhere in this Report. The results of the Source business are presented as discontinued operations for all periods presented.


SELECTED CONSOLIDATED FINANCIAL DATA

                                               =====================================================================================
                                                YEAR ENDED        SIX MONTHS                       YEARS ENDED
                                                DECEMBER 31         ENDED                            JUNE 30,
                                                                  JUNE 30,
                                                ------------   -------------  ------------------------------------------------------
(Dollars in thousands, except per share
amounts)                                           1992             1993           1994             1995          1996        1997
                                                ------------   -------------  ------------     -----------   ------------  ---------
STATEMENT OF OPERATIONS DATA:

Revenues                                        $    33,293    $     16,506   $    34,532      $   40,269   $    47,262    $ 54,088
Costs and expenses:
  Production costs                                   16,023           7,374        15,401          17,733        18,442      20,049

  Selling, general and administrative expenses       24,080          11,121        21,366          19,423        21,348      24,433

  Research and development costs                      3,898           1,152         3,049           3,953         3,510       3,683

  Amortization of intangible assets                   4,982             142           138             112           130         144

  Restructuring costs                                     -               -           824              -              -           -
                                                -----------    ------------   -----------      ----------   -----------   ---------
Total costs and expenses                             48,983          19,789        40,778          41,221        43,430      48,309
                                                -----------    ------------   -----------      ----------   -----------   ---------
Operating profit (loss)                             (15,690)         (3,283)       (6,246)           (952)        3,832       5,779

Interest income                                         793             132           525             950           843         796

Interest expense                                     (2,393)         (1,162)       (2,076)         (2,325)       (2,045)       (265)

Gain on sale of shares in PMSI                       10,026               -         2,420             402             -           -

Equity income of PMSI                                 3,165             555           973           1,180             -           -

Other income, net                                         -             838             -               -             -           -

Minority Interest                                         -               -             -               -           113          20
                                                -----------    ------------   -----------      ----------   -----------   ----------
Income (loss) from continuing operations
  before income taxes                                (4,099)         (2,920)       (4,404)           (745)        2,743       6,330

Income tax (provision) benefit                          483             237        (1,509)         (2,212)         (658)     (1,540)
                                                -----------    ------------   -----------      ----------   -----------   ---------
Income (loss) from continuing operations             (3,616)         (2,683)       (5,913)         (2,957)        2,085       4,790

Discontinued operations:

Loss from discontinued operations, net              (18,214)         (5,123)       (5,800)         (1,554)       (1,755)          -
                                                ============   =============  ============     ===========  ===========  ===========
Net income (loss)                               $   (21,830)   $     (7,806)   $  (11,713)     $   (4,511)   $      330  $    4,790
                                                ============   =============  ============     ===========  ===========  ===========
Income (loss) per share from continuing
operations                                      $     (0.64)   $      (0.46)   $    (0.81)     $    (0.40)   $     0.25  $     0.45

Loss per share from discontinued operations,          (3.24)          (0.88)        (0.79)          (0.21)        (0.21)          -
net                                             ============   =============  ============     ============ ===========  ===========
Net income (loss) per share                     $     (3.88)          (1.34)        (1.60)     $    (0.61)   $     0.04  $     0.45
                                                ============   =============  ============     ===========  ===========  ===========
Shares used in computing income (loss) per        5,614,339       5,807,319     7,326,591      $7,346,274     8,197,796  $10,657,920
share(1)
                                                ===================================================================================
                                                AS AT                             AS AT JUNE 30,
                                                DECEMBER 31,
                                                --------------  --------------------------------------------------------------------
Dollars in thousands                                1992            1993          1994             1995         1996          1997
                                                -------------  -------------  ------------     -----------  ------------  ----------
BALANCE SHEET DATA:
Cash and cash equivalents                       $     1,901     $     2,083    $   11,881       $  15,110    $    8,629   $   5,784
Working capital (deficit) (2)                        (3,536)         (6,448)        7,061         (14,168)        2,323       4,825
Total assets                                         58,771          40,440        51,402          49,391        44,017      40,538

Total long-term debt and capital lease
  obligations (less current portion)                17,101          17,115         17,792          17,022         2,757        2,667

Series A Convertible Preferred Stock,
  redemption value $25,000,000                           -               -         23,491          23,911            -

Total stockholders' (deficit) equity            $     (232)    $   (24,406)   $   (35,878)      $ (38,844)   $   4,546     $   9,657
                                                ------------   -------------  ------------     -----------   ------------  ---------

1 Shares used in computing income (loss) per share are calculated based on the policy explained in Note 1 to the Consolidated Financial Statements.

2 As of June 30, 1995, includes net liabilities of discontinued operations of $10,310,000.

================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion contains "forward looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the "forward looking" statements.

OVERVIEW

Since its inception in 1988 the Company has been built principally through the acquisition of companies providing technology and data services to the pharmaceutical industry. Until April 16, 1996 the Company operated in two business segments: (i) the Walsh Business, which includes sales force management and integrated sales and marketing information services, associated medical professional databases and other services related to those databases such as direct mail marketing and consulting and (ii) the Source Business which includes a range of products and services primarily marketed under the name "Source", that utilize proprietary databases of prescriptions dispensed by retail outlets in the United States.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations information as a percentage of total revenues:

                                                               =====================================================
                                                                        YEARS ENDED JUNE 30,
                                                               -----------------------------------------------------
                                                                        1995                1996               1997
                                                               ---------------     --------------    ---------------
Revenues                                                                100%                100%             100%
                                                               ---------------     --------------    ---------------

Operating Costs and Expenses:
  Production costs                                                       44                  39               37
  Selling, general and administrative expenses                           48                  45               45
  Research and development costs                                         10                   7                7
                                                               ---------------     --------------    ---------------
    Total operating costs and expenses                                  102                  91               89
                                                               ===============     ==============    ===============
          Operating profit (loss)                                       (2)%                  9%              11%
                                                               ===============     ==============    ===============

REVENUES

Walsh derives its revenues primarily from technology services, including PRECISE and PREMIERE, along with other sales force management products, and from data services, principally PHARBASE. Technology services and data services accounted for approximately 76% of the Company's revenues in fiscal 1997. To a lesser extent, revenues are also generated by marketing support services, including direct mail marketing, market research and other data services. The Company sells its PRECISE and PREMIERE services under multi-year contracts, generally with an initial term of two or three years and subject to automatic renewal annually thereafter unless terminated. PRECISE revenues are recognized proportionately over the life of the contract with the exception of certain set-up and training charges, which are recognized on delivery. Revenues from PREMIERE are recognized in the same manner. Over 95% of PRECISE contracts are renewed annually. The Company has also achieved a high degree of repeat business with respect to other products and services that are not provided under multi-year agreements. Because the Company has a short lead time between contract signing and commencing service delivery, it does not have material backlog.

Revenues increased to $54.1 million for fiscal 1997, compared to $47.3 million for fiscal 1996, an increase of 18% excluding adverse currency movements in the year. The growth in revenues primarily reflected a growing demand for PREMIERE with 22% growth in PREMIERE and PRECISE revenues (27% excluding currency). PHARBASE revenues showed strong growth of 14% for the year. The revenue increases were spread across substantially all geographic markets, most notably the US, UK and Spain.

Revenues increased to $47.3 million for fiscal 1996, compared to $40.3 million for fiscal 1995, representing an increase of 17%. The increase in revenues for fiscal 1996 primarily reflected an 18% increase in PRECISE revenues and start-up PREMIERE revenues.

PRODUCTION COSTS

The Company's production costs include internal computer costs, the cost of data collection, the amortization of capitalized software development costs and costs attributable to personnel involved in both database maintenance and the processing and delivery of the Company's services. The Company expenses, as incurred, the costs associated with the creation, development and maintenance of its databases. As a consequence, the Company's balance sheets do not reflect a value assigned to such databases. Certain elements of production costs for technology services and database services, such as data collection costs and amortization of capitalized software development costs are fixed costs that do not increase as a result of adding new clients. Most of the remaining production costs, such as personnel and internal computer costs, generally have increased at a lower rate than revenues. These costs are variable in nature, but do not increase directly in proportion to the number of new clients or end-users. Such costs increase from time to time as new hardware or staff are required to support a larger client base.

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

Production costs were $20.0 million (37% of revenues) for fiscal 1997, compared to $18.4 million (39% of revenues) for fiscal 1996. The increase in costs was due to the increased revenue; the decrease as a percentage of revenues demonstrate the Company's operating leverage and the increased percentage of high margin technology product sales.

Production costs were $18.4 million (39% of revenues) for fiscal 1996, compared to $17.7 million (44% of revenues) for fiscal 1995. The increase in dollar amount for fiscal 1996 was due to increased revenues. Production costs have declined as a percentage of revenues reflecting the Company's operating leverage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $24.4 million (45% of revenues) for fiscal 1997 from $21.3 million (45% of revenues) in fiscal 1996. This increase of $3.1 million reflects the continued investment in senior sales and client service personnel, made to meet the growing demand for PREMIERE.

Selling, general and administrative expenses increased to $21.3 million (45% of revenues) for fiscal 1996, from $19.4 million (48% of revenues) for fiscal 1995. This increase of $1.9 million is primarily due to increased selling costs, including expansion of its worldwide management and sales capacities at both the corporate and local levels and costs incurred with the launch of PREMIERE.

RESEARCH AND DEVELOPMENT COSTS

The Company has made significant investments in PREMIERE and actively invests in expanding its databases and enhancing its technology and services. The Company's accounting policy is to expense as incurred costs associated with developing the Company's databases and computer technology for internal use. Expenditures to develop software for resale to clients are capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). The Company has capitalized no more than 22% of its total research and development costs in any period. Capitalized costs are amortized (as part of production costs) over the life of the software. See Note 1 to Consolidated Financial Statements.

Research and development costs were $3.7 million (7% of revenues) for fiscal 1997 compared to $3.5 million (7% of revenues) for fiscal 1996. This reflected the company's on-going commitment to product development.

Research and development costs were $3.5 million (7% of revenues) for fiscal 1996, compared to $4.0 million (10% of revenues) for fiscal 1995 due to the reduction in consultants required for developing PREMIERE.

INTEREST EXPENSE

Interest expense in 1997 was $0.3 million versus $2.0 million in 1996 due to the repayment of $14.7 million subordinated debentures from the proceeds from the I PO, during the 4th quarter of 1996. In 1995 interest expense was $2.3 million. The decrease by $0.3 million to $2.0 million in 1996 was due to the reduction in the average remaining debt outstanding.

INCOME TAXES

Federal, foreign and state income taxes in the consolidated financial statements have been computed for each country according to the fiscal and legal structure under which the various entities operate. Although Walsh incurred losses on a consolidated basis for the year ended June 30, 1995, income taxes were paid by profitable foreign subsidiaries due to the inability to offset profitable operations against loss making operations in the differing tax jurisdictions.

Statutory income tax rates on such profitable foreign subsidiaries ranged in fiscal years 1997, 1996 and 1995 from approximately 33% to approximately 41%. The Company's provision for taxes in fiscal years ended June 30, 1995, 1996 and 1997 represented primarily accruals for foreign taxes. The Company's 1997 effective income tax rate benefitted from the reassessment of income tax reserves established in prior periods. United States federal and state income taxes for fiscal years ended June 30, 1995, 1996 and 1997 were not provided as a result of current year operating losses. At June 30, 1997, the Company had available foreign NOLs of approximately $12.7 million and U.S. NOLs of approximately $24.0 million, which may provide future tax benefits.

Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes," requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at various future dates. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards may be recorded in future operations as a reduction of the Company's income tax expense. Due to the uncertainty of their ultimate realization based upon past performance and expiration dates, as of June 30, 1995 the Company had established a full valuation allowance against these carryforward benefits. Pursuant to the requirements of SFAS No. 109, in the year ended June 30, 1996 the Company recognized a tax benefit for the reversal of previously established valuation allowances principally related to the transfer of the shares of PMSI stock by Walsh to Source in the Spin-off and a reassessment of the carryforwards available in Spain and Italy. In the year ended June 30, 1997 a full valuation allowance has been recorded against all deferred tax assets. See Note 12 of Notes to Consolidated Financial Statements.

The Company has received a ruling from the IRS that the Spin-Off of the Source business qualified as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986.

INCOME (LOSS) FROM CONTINUING OPERATIONS

The Company had income from continuing operations of $4.8 million for the year ended June 30, 1997, compared with income from continuing operations of $2.1 million for the comparable period of fiscal 1996. The improvement in the Company's results reflects a $6.8 million (14%) increase in revenues and a smaller increase in total operating costs and expenses ($4.9 million or 11%). The Company's income from continuing operations was $2.1 million for fiscal 1996, compared to a net loss of $3.0 million for fiscal 1995. For fiscal 1996, revenues increased by 17% while total operating costs and expenses increased by 5%.

The reported net income (loss) of foreign subsidiaries will be affected by changes in the exchange rates of foreign currencies against the U.S. dollar. Approximately 89% of the Company's revenues for fiscal 1997 were generated outside the United States in local currencies. Although most of the Company's services are priced in the local currency of the client's operations, the effects of foreign currency fluctuations are mitigated by the fact that expenses of the local operating company servicing the client are generally incurred in the same currency as sales. The foreign currency risk applicable to the operations of Walsh has not been hedged.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has been financed primarily through private sales of equity and debt securities, sales of shares in PMSI and, to a lesser extent, from cash generated from operations. On April 16, 1996 the Company completed an Initial Public Offering ("IPO") which, including the overallotment generated net proceeds of $33.3 million of which $14.7 million was utilized to repay high interest debentures. At June 30, 1997 the Company had cash and cash equivalents totaling $5.8 million and a further $8.2 million invested in a portfolio of marketable securities.

Net cash used in operating activities amounted to $1.9 million for the year ended June 30, 1997 as compared to cash used by operating activities of $0.2 million for the year ended June 30, 1996. Net cash provided by operating activities was $8.8 million for fiscal 1995. Substantially all of the improvement in 1995 was due to improved operating performance and working capital management.

The Company's investing activities for the year ended June 30, 1997 included $1.8 million withdrawn from a professionally managed portfolio of marketable securities offset by expenditures for property and equipment and capitalized software development costs. For the year ended June 30, 1996, net cash used by investing activities was $11.6 million due to $10.0 million invested in a professionally managed portfolio. This compared to $6.0 million provided by investing activities in Fiscal 1995.

Net cash used in financing activities for the year ended June 30, 1997, due to the settlement of IPO costs, was $1.1 million compared with net cash provided by financing activities of $14.5 million in fiscal 1996. The cash provided in fiscal 1996 was primarily due to the completion of the IPO.

For fiscal 1996 and 1995, discontinued operations consumed cash of $8.3 million and $11.6 million respectively. In addition to funding operations, in fiscal 1995 cash was used to repay a loan of $5.0 million received in connection with the acquisition of a Source business.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements beyond fiscal 1998.

YEAR 2000

PREMIERE has been developed to ensure compliance for the year 2000. PRECISE V3.7 is not totally year 2000 compliant however, a detailed plan to revise V3.7 has been implemented.

The internal systems within the Walsh local operations are to be reviewed for the impact of the year 2000. No significant impact on the Company's results of operations, financial condition or liquidity, is expected.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for period ending after December 15, 1997.

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

None.

================================================================================

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                                                     PAGE
                                                                                     ----

Report of Independent Accountants.................................................... F-1

Financial Statements:

    Consolidated Balance Sheets as of June 30, 1996 and 1997......................... F-2

    Consolidated Statements of Operations for the years ended
    June 30, 1995, 1996 and 1997..................................................... F-3

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
    June 30, 1995, 1996 and 1997..................................................... F-4

    Consolidated Statements of Cash Flows for the years ended
    June 30, 1995, 1996 and 1997..................................................... F-5

    Notes to Consolidated Financial Statements....................................... F-7

Report of Independent Accountants on Financial
Statement Schedule................................................................... S-1

Financial Statement Schedule:

    Schedule II Valuation and Qualifying Accounts for the years ended
    June 30, 1995, 1996 and 1997..................................................... S-2


All financial statement schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------


To the Board of Directors and Stockholders of Walsh International Inc.



We have audited the accompanying consolidated balance sheets of Walsh International Inc. and Subsidiaries as of June 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walsh International Inc. and Subsidiaries as of June 30, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.





Stamford, Connecticut                                   COOPERS & LYBRAND L.L.P.
August 20, 1997

                                      WALSH INTERNATIONAL INC AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                        ===================================
                                                                                 AS AT JUNE 30,
                                                                        -----------------------------------
ASSETS                                                                           1996                 1997
                                                                        --------------      ---------------
Current Assets:
  Cash and cash equivalents                                             $      8,629        $        5,784

  Marketable securities                                                        9,992                 6,803

  Accounts receivable, principally trade (less allowance for
  doubtful accounts of $336 and $454, respectively)                           13,050                 14,227

  Prepaid expenses and other current assets                                      923                    702
                                                                        --------------      ---------------
Total current assets                                                          32,594                 27,516

Property and equipment, net                                                    4,663                  4,169

Goodwill, net                                                                  3,551                  3,439

Marketable securities                                                              -                  1,437

Other assets, net                                                              3,209                  3,727
                                                                        --------------      ---------------
Total assets                                                            $     44,017          $      40,288
                                                                        ==============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Current maturities of long-term debt                                  $         12        $           17

  Current portion of  capital lease obligations                                  443                   509

  Accounts payable                                                             7,808                 6,896

  Accrued liabilities                                                         17,467                11,166

  Unearned income                                                              4,541                 4,103
                                                                        --------------      ---------------
Total current liabilities                                                     30,271                 22,691

                                                                        --------------      ---------------
Long-term debt                                                                 1,105                 1,260

Capital lease obligations                                                      1,652                 1,407

Other liabilities                                                              6,295                 5,145

Minority interest                                                                148                   128
Commitments

Stockholders' equity:

  Common stock, $0.01 par value, 20,000,000 shares authorized and
  10,484,835 and 10,533,960 shares issued, respectively.                         105                   105

Paid-in capital                                                              119,175               119,475

Accumulated deficit                                                        (114,948)             (110,158)

Cumulative translation adjustment                                                675                   657

Unrealized (loss) gain on available for sale securities, net of tax              (4)                    35

Treasury stock, at cost, 20,750 shares                                         (457)                  (457)
                                                                        --------------      ---------------
Total stockholders' equity                                                     4,546                 9,657
                                                                        ==============      ===============
Total liabilities and stockholders' equity                              $     44,017        $       40,288
                                                                        ==============      ===============

    The accompanying notes are an integral part of these financial statements


                                      WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                  (Dollars in thousands, except per share amounts)


                                                ---------------------------------------------
                                                             Years Ended June 30,
                                                ---------------------------------------------
                                                     1995            1996             1997
                                                ------------    -------------     -----------


Revenue                                         $    40,269     $     47,262      $    54,088
                                                ------------    -------------     -----------
Costs and expenses:

  Production costs                                   17,733           18,442           20,049

  Selling, general and administrative
      expenses                                       19,423           21,348           24,433

  Research and development costs                      3,953            3,510            3,683

  Amortization of intangible assets                     112              130              144
                                                ------------    -------------     -----------

Total costs and expenses                             41,221           43,430           48,309
                                                ------------    -------------     -----------

Operating profit (loss)                                (952)           3,832            5,779

Interest income                                         950              843              796

Interest expense                                     (2,325)          (2,045)           (265)


Gain on sale of shares in PMSI                          402                -                -

Equity income of PMSI                                 1,180                -                -

Minotiry Interest                                         -              113               20
                                                ------------    -------------     -----------

Income (loss) from continuing operations
  before income taxes                                  (745)           2,743            6,330

Income tax provision                                 (2,212)            (658)          (1,540)
                                                ------------    -------------     -----------

Income (loss) from continuing operations             (2,957)           2,085            4,790

Discontinued operations:
Loss from discontinued operations, net               (1,554)          (1,755)               -
                                                ============    =============     ===========
Net income (loss)                               $    (4,511)    $        330      $     4,790
                                                ============    =============     ===========
Income (loss) per share from continuing
  operations                                    $     (0.40)    $       0.25      $      0.45

Loss per share from discontinued operations,
  net                                                 (0.21)           (0.21)               -

                                                ------------    -------------     -----------
Net income (loss) per share                     $     (0.61)    $       0.04             0.45
                                                ============    =============     ============
Shares used in computing income (loss) per
  share                                           7,346,274        8,197,796       10,657,920


    The accompanying notes are an integral part of these financial statements

                                                        WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                                                ---------------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (Dollars and shares in thousands)
====================================================================================================================================
                                                  Common Stock
                                                  ------------                                 Cumulative     Net Unrealized
                                         Shares        Par        Paid-In      Accumulated     Translation         Gain/Loss
                                                      Value       Capital          Deficit     Adjustment         net of Tax
                                        ---------- ----------    ----------     -----------     -----------   ----------------
Balance at June 30, 1994                  5,803    $    58       $   74,076     $  (110,755)    $     1,103                -

Net loss for 1995                             -          -                -          (4,511)              -                -
Exercise of Stock Options                     6          -               29               -               -                -
Acretion of preferred stock                   -          -             (420)              -               -                -
Cumulative Translation Adjustment             -          -                -               -             171                -
Unrealized gain of available for sale
  securities, net of tax                      -          -                -               -               -           $2,107
                                        -------    -------       ----------     -----------     -----------   ---------------

Balance June 30, 1995                     5,809         58       $   73,685        (115,266)            932            2,107

Net income for 1996                           -          -                -             330               -                -
Initial Public Offering, net              3,187         32           33,329               -               -                -
Conversion of preferred stock             1,486         15           12,094               -               -                -
Cumulative translation adjustment             -          -                -               -            (257)               -
Net unrealized gain on available for
 sale securities, net of tax                  -          -                -               -               -            2,046
Purchase of Treasury Stock                    -          -                -               -               -                -
Spin-off of Source Business                   -          -                -             (12)              -           (4,157)
Shares issued                                 3          -               67               -               -                -
                                        -------    -------       ----------     -----------     -----------   ---------------
Balance June 30, 1996                    10,485        105          119,175        (114,948)            675               (4)

Exercise of Stock Options                    49          -              300               -               -                -
Net income for 1997                           -          -                -           4,790               -                -
Cumulative translation adjustment             -          -                -               -             (18)               -
Net unrealised gain on available for
sale securities, net of tax                   -          -                -               -               -               39

                                        -------    -------       ----------     -----------     -----------   ---------------
Balance June 30, 1997                    10,534       $105         $119,475     $  (110,158)    $       657           $   35
                                        =======    =======       ==========     ===========     ===========   ===============

                                                  Treasury Stock
                                                  --------------

                                                 Shares      Amount
                                                 ------      ------

Balance at June 30, 1994                          (20)      $ (360)

Net loss for 1995                                   -            -
Exercise of Stock Options                           -            -
Acretion of preferred stock                         -            -
Cumulative Translation Adjustment                   -            -
Unrealized gain of available for sale
  securities, net of tax                            -            -
                                                -----        -----

Balance June 30, 1995                             (20)        (360)

Net income for 1996                                 -            -
Initial Public Offering, net                        -            -
Conversion of preferred stock                       -            -
Cumulative translation adjustment                   -            -
Net unrealized gain on available for
 sale securities, net of tax                        -            -
Purchase of Treasury Stock                         (1)         (97)
Spin-off of Source Business                         -            -
Shares issued                                       -            -
                                                -----        -----
Balance June 30, 1996                             (21)        (457)

Exercise of Stock Options                           -            -
Net income for 1997                                 -            -
Cumulative translation adjustment                   -            -
Net unrealised gain on available for
sale securities, net of tax                         -            -

                                                -----        -----
Balance June 30, 1997                             (21)      $ (457)
                                                =====        =====

                                       F4


                                                                       WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                (Dollars in Thousands)

                                                              ==============================================================
                                                                                   YEARS ENDED JUNE 30,
                                                              --------------------------------------------------------------
                                                                   1995                 1996                   1997
                                                              -----------------    ----------------      -----------------
 Cash flows from operating activities:

  Net income (loss)                                           $    (4,511)         $      330              $ 4,790
  Loss from discontinued operations                                 1,554               1,755                    -

Adjustments  to reconcile net income (loss) to net
 cash  provided by (used in) operating activities:
  Depreciation and amortization                                     1,485               1,241                1,688
  Gain on sale of shares in PMSI                                     (402)                  -                    -
  Equity income of PMSI                                            (1,180)                  -                    -
  Deferred taxes                                                     (286)             (2,739)                 371
  Minority interest                                                     -                (113)                 (20)
  Gain on sale of marketable securities                                 -                   -                 (162)

Change in assets and liabilities
  (Increase) decrease in accounts receivable                        2,922                 500                 (471)
  (Increase) decrease in prepaid expenses and
      other current assets                                            228                (588)                 (87)
  (Decrease) increase in accounts payable and                       8,628               1,153               (6,818)
      accrued liabilities
  (Decrease) increase in unearned income                              381              (2,459)                (622)
  Other                                                                25                 753                 (572)
                                                              -----------            --------              -------
  Net cash (used in) provided by operating activities               8,844                (167)              (1,903)
                                                              -----------            --------              -------
Cash flows (used in) provided by investing activities:


  Sales (purchases) of marketable securities                           -               (9,936)               1,953
  Proceeds from sale of shares in PMSI                             7,811                    -                    -
  Capital expenditures                                              (697)                (780)                (826)
  Capitalized software                                            (1,092)                (896)              (1,010)
                                                              -------------          --------              -------
  Net cash (used in) provided by investing activities         $    6,022             $(11,612)             $   117
                                                              -------------          --------              -------



    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                             (Dollars in Thousands)
              ====================================================
                                                                            YEARS ENDED JUNE 30,
                                                             ----------------------------------------------------
                                                                 1995                1996               1997
                                                             -------------      --------------     --------------
Cash provided by (used in) financing activities:
  Collateral receipts                                        $        -         $  1,088           $        -
  Issuance of common stock                                           28           34,519                  300
  Common stock issuance costs                                         -                -               (1,174)
  Treasury stock purchases                                            -              (97)                   -
  Dividend to Source business                                         -           (5,182)                   -
  Repayments of long-term debt                                       (8)         (15,737)                   -
  Repayments of capital leases                                      (335)           (358)                (360)
  Cash provided by minority interest                                   -             261                    -
                                                               ---------        --------           ----------
Net cash (used in) provided by financing activities                 (315)         14,494               (1,123)
                                                             -----------        --------           ----------
  Effect of exchange rate movements                                  278            (856)                  64
  Effect of discontinued operations                              (11,600)         (8,340)                   -
                                                             -----------        --------           ----------
Net (decrease) increase in cash and cash
  equivalents                                                      3,229          (6,481)              (2,845)

Cash and cash equivalents at beginning of year                    11,881          15,110                8,629
                                                             -----------        --------           ----------
Cash and cash equivalents at end of year                     $    15,110        $  8,629           $    5,784
                                                             ===========        ========           ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                                                   $ 2,213            $  1,989           $      201
                                                             =======            ========           ==========
  Income taxes                                               $ 3,339            $  1,995           $      964
                                                             =======            ========           ==========

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations                                    $    89            $    444           $      509
                                                             =======            ========           ==========
Spin-off of the Source Business:
PMSI shares                                                                     $ 13,663
Unrealized gain on PMSI shares                                                  $ (4,157)
Net liabilities of Source business                                              $ (4,124)
Preferred stock                                                                 $(11,802)
Other corporate assets                                                          $  1,250


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




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

INITIAL PUBLIC OFFERING

On April 16, 1996 the Company consummated an Initial Public Offering ("IPO" or "Offering"). The Offering resulted in the issuance of approximately 3,187,000 shares of the Company's common stock and generated net proceeds of $33.3 million.

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

Capitalized software development costs are amortized on a product-by-product basis over the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than five years), using whichever method yields the greater amortization, beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of June 30, 1997 management believes that no revisions to the remaining useful life or write-down of capitalized development costs are required.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Statement of Position No 91-1, "Software Revenue Recognition". The Company recognizes revenue from the usage of its electronic territory management systems ratably over the term of the customer agreements. The contract bundles the fees for the use of the software together with post contract support revenues of maintenance, support and related data server/network management fees ("on-going fees"). As part of providing these services, certain fees ("one-time fees") relating to project scope and design, application building and testing, loading and installation of user equipment and training are recognized as revenues when the service has been completed and accepted by the customer. Other special projects are recognized as revenue upon completion of the project.

Revenue from market research and direct mail marketing is recognized on delivery
of  the  product.   Revenue  from  medical  professional  database  services  is recognized ratably over the term of the contract.

Prebillings for products that have not been delivered or for services not rendered are classified as unearned income until the earnings process is complete.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances, marketable securities and trade receivables. The Company invests its excess cash with major banks and cash equivalent and marketable securities in a professionally managed fund. The
Company's customer base principally comprises companies within the pharmaceutical industry. The Company maintains reserves for potential credit losses and such losses have been within management's expectations given the generally strong credit ratings of the customers. The Company does not require collateral from its customers.

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

INVESTMENTS

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities available for sale are carried at fair value, as determined by the quoted market value at the balance sheet date, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1997, the Company had no investments that qualified as trading or held to maturity.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, all stock options and warrants issued by the Company at an exercise price below the public offering price during the twelve-month period, prior to the offering, have been included in the calculations as if they were outstanding for all periods presented prior to the offering using the treasury stock method and the IPO price of $12.00. Common equivalent shares from the Preferred Stock (using the if-converted method) have been included for all periods in which the Preferred shares were outstanding.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


EMPLOYEE STOCK OPTION AND PURCHASE PLANS

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Generally, compensation expense would be recorded over the vesting period if the current market price of the underlying stock exceeded the exercise price on the date of grant. On July 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Under SFAS No. 123, the Company must disclose proforma net income and proforma earnings per share for employee stock option grants and employee stock purchases made in 1995 and future years as if the fair value based method defined in SFAS No 123 had been employed.

IMPAIRMENT OF LONG-LIVED ASSETS

The Financial Accounting Standards Board recently adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company adopted SFAS No 121 on July 1, 1996. The adoption of SFAS No 121 did not have a material impact on the Company's consolidated results of operations.

2.  DISCONTINUED OPERATIONS - SOURCE BUSINESS
- ---------------------------------------------

In conjunction with the IPO, the Company spun off the Source Business to its stockholders (the "Spin-Off") as of April 16, 1996. The Source Business provides a range of data services for pharmaceutical companies primarily based on a proprietary database of prescriptions dispensed in the United States. The Spin-Off was accomplished by the distribution of all the issued and outstanding capital stock of Source International Inc., a holding company formed for purposes of the Spin-Off.

Pursuant to the amendments to the Preferred Stock, at the time of the Spin-Off, one-half of the shares of the Company's Preferred Stock were exchanged for shares of Preferred Stock of Source having substantially similar terms. Based on the relative fair value of Walsh and Source, $11,802,000 of obligations of the Preferred Stock were transferred to the newly issued Source Preferred Stock. The Company also contributed the Pharmaceutical Marketing Services Inc. ("PMSI") shares; certain other corporate assets of the Company with a carrying value of

$1,250,000; the identifiable net liabilities of the Source business in the amount of $4,124,000 and $5,182,000 of cash to consummate the Spin-Off.

The  remaining  issued and  outstanding  Preferred  Stock after the Spin-Off was
converted  into  1,486,252  shares  of  Common  Stock   concurrently   with  the
consummation of the offering.

The results of operations of Source have been reclassified to identify them as discontinued operations. The summarized data for Source, through the date of the Spin-Off, is as follows:

                                          ------------------------------------
Results of discontinued operations:              YEARS ENDED JUNE, 30
                                          ------------------------------------
Dollars in thousands                            1995                1996
                                          ---------------      --------------
Revenues                                    $  48,710            $ 40,181
Loss from operations:

  Loss before taxes                            (2,653)             (1,570)
  Income tax provision                              -                   -
                                           ----------           ---------
Loss from operations                           (2,653)             (1,570)
                                           ----------           ---------
(Loss) gain on disposal of operations:

  (Loss) gain on disposal                       1,322                (185)
  Income taxes on disposal                       (223)                  -
                                           ----------           ---------
  (Loss) gain on disposal, net                  1,099                (185)
                                           ----------           ---------
       Loss from discontinued
        operations, net                    $   (1,554)             (1,755)
                                           ==========           =========

3.  TRANSACTIONS WITH SOURCE
- ----------------------------

In connection with the Spin-off, Walsh and Source have entered into several agreements:

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

Transitional Services Arrangements. All transitional service agreements were completed during fiscal year 1997. The Chief Executive Officer of Source, who serves as the Chairman of Walsh continues to be made available as a consultant to Walsh.

4.  INVESTMENTS
- ---------------

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

5.  MARKETABLE SECURITIES
- -------------------------

Marketable securities consist of the following as of June 30, 1997 (in thousands):

==================================================================================================================
NAME OF ISSUER
AND TITLE OF EACH ISSUE                          AMORTIZED                 FAIR VALUE           UNREALIZED GAINS
                                                 COST OF EACH
                                                 ISSUE
- --------------------------------------------     -----------------      -----------------      -------------------
CURRENT ASSETS:
Corporate debt securities                        $    4,985             $      5,000           $              15

Debt securities issued by the U.S.
Treasury and other U.S. government
corporations and  agencies                            1,047                    1,056                           9

Debt securities issued by foreign
governments                                             741                      747                           6
                                                 ----------             ------------           -----------------
                                                 $    6,773             $      6,803           $              30
                                                 ==========             ============           =================
NON-CURRENT ASSETS:

Debt securities issued by the U.S.
Treasury and other U.S. government
corporations and  agencies                       $      348             $        348           $               -
Debt securities issued by foreign
governments                                           1,084                    1,089                           5
                                                 ==========             ============           =================
                                                 $    1,432             $      1,437           $               5
                                                 ==========             ============           =================
Maturities

Due after one year through five years            $      805             $        808           $               3

Due after five years                                    627                      629                           2
                                                 ==========             ============           =================
                                                 $    1,432             $      1,437           $               5
                                                 ==========             ============           =================


Marketable securities consist of the following as of June 30, 1996 (in thousands):


==================================================================================================================
NAME OF ISSUER                                                             FAIR VALUE
AND TITLE OF EACH ISSUE                             AMORTIZED                                  UNREALIZED LOSSES
                                                   COST OF EACH
                                                      ISSUE
- --------------------------------------------     -----------------      -----------------      -------------------
Corporate debt securities                        $        6,608         $      6,606           $              (2)

Debt securities issued by the U.S.
Treasury and other U.S. government
corporations and  agencies                                2,613                2,613                           -

Debt securities issued by foreign
governments                                                 775                  773                          (2)
                                                 --------------         ------------           -----------------
                                                 $        9,996         $      9,992           $              (4)
                                                 ==============         ============           =================
Maturities
Short-term investments                           $        6,794         $      6,790           $              (4)
Due after one year through five years                     2,260                2,260                           -

Due after five years                                        942                  942                           -
                                                 ==============         ============           =================
                                                 $        9,996         $      9,992           $              (4)
                                                 ==============         ============           =================

The fair value of the marketable securities has been reflected entirely within current assets in the balance sheet at June 30, 1996 as it was the Company's intention to utilize the marketable securities within the next operating cycle.

During 1997 the following sales of securities took place (there were no sales of securities in 1996) (in thousands):


                 Net Proceeds of Sale                  $     43,612
                 Cost                                        43,450
                                                       ============
                 Realized Gain                         $        162
                                                       ============

6. PROPERTY AND EQUIPMENT
- -------------------------

Property and equipment at June 30, 1996 and 1997 comprised the following (in thousands):

                                               =================================
                                                        JUNE 30,
                                               ---------------------------------
                                                   1996                1997
                                               -------------      -------------
Property including leasehold improvements      $    2,702          $  2,514
Furniture, computer & office equipment             12,716            11,058
                                               ----------          --------
                                                   15,418            13,572

Less accumulated depreciation and
  amortization                                    (10,755)           (9,403)
                                               ----------          --------
                                               $    4,663          $  4,169
                                               ==========          ========

Depreciation and amortization charged to operations for the years ended June 30, 1995, 1996 and 1997 were $839,000, $1,106,000 and $1,297,000 respectively.






7.  OTHER ASSETS

Other assets at June 30, 1996 and 1997 comprised the following (in thousands):

                                                ================================
                                                        JUNE 30,
                                                --------------------------------
                                                   1996                1997
                                                -----------       --------------
Capitalized software                            $   2,035          $  3,045
Deferred Taxes                                        250                 0
Collateral and other deposits                         924               924
                                                ---------         ---------
                                                    3,209             3,969
Less accumulated amortization                           -              (242)
                                                ---------         ---------
                                                $   3,209          $  3,727
                                                =========         =========

The Company capitalized software development costs of $896,000 and $1,010,000 for the years ended June 30, 1996 and 1997, respectively. Amortization expense and adjustments to net realizable value charged to production costs amounted to $520,000, $0 and $242,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

8.  LONG-TERM DEBT
- ------------------

Long term debt at June 30, 1996 and 1997 comprised the following (in thousands):

                                  ==========================================
                                                     JUNE 30,
                                  ------------------------------------------
                                         1996                     1997
                                  -------------------      -----------------
Long-term debt (1)                $        1,117           $         1,277
Less current portion                         (12)                      (17)
                                  --------------           ---------------
                                  $        1,105           $         1,260
                                  ==============           ===============

(1) Long-term debt is principally comprised of the carrying value of a note payable to PMSI to cover taxes payable by Walsh on gains on the sale of the Source segment targeting business. This note which is due in fiscal year 2000, is non-interest bearing with a face value of $1.2 million

       Aggregate maturities of long-term debt at June 30, 1997 for the next five fiscal years are as follows: 1998-$17,000; 1999-$14,000; 2000-$1,131,000;
       and 2002 -$115,000.


9.  ACCRUED LIABILITIES
- -----------------------

Accrued liabilities at June 30, 1996 and 1997 comprised the following (in thousands):

                                      ------------------------------------------
                                                     JUNE 30,
                                      ------------------------------------------
                                               1996                  1997
                                      -------------------      -----------------
Employee compensation and benefits    $        4,374                 4,101
Sales taxes                                      978                 1,057
Other liabilities                             12,115                 6,008
                                      --------------           -----------
                                      $       17,467           $    11,166
                                      ==============           ===========


10.  EQUITY PLANS
- -----------------

A Stock Option and Restricted Stock Purchase Plan, "The Plan" has been established by the Company for selected employees, officers and directors of the Company or any of its subsidiaries. There are 1,500,000 shares of Common Stock reserved for issuance under the Plan and a registration statement for such stock was filed on August 22, 1996. At June 30, 1997 the Company had available 381,299 shares of Common Stock outstanding for issuance under the Plan.

Under the Plan, the exercise price for incentive options is at least 100% of the fair market value on the date of the grant and options generally expire in 10 years. Vesting periods are determined by the Board of Directors and generally provide for shares to vest ratably over 5 years.

During 1993, the Company established a Non-Employee Director's Stock Option Plan, "The Director's Plan". There are 120,000 shares reserved for issuance under the Director's Plan. The options granted under the Director's Plan have a vesting term of 3 years and expire after 10 years.

Information relating to the Company's Fixed Option Plan is as follows:


                                              =================================================================
                                                                        AT JUNE 30,
                                              -----------------------------------------------------------------
                                                       1995                   1996                   1997
                                              -----------------      -------------------      -----------------

Options outstanding at beginning of year             584,543                 626,951                992,576
Options granted                                       93,189                 401,250                172,200
Options exercised                                     (6,825)                    (50)               (49,125)
Options lapsed                                       (43,956)                (35,575)               (51,700)
                                              --------------         ---------------          -------------
Options outstanding at end of year                   626,951                992,576                1,063,951
                                              ==============         ==============           ==============
Options exercisable at end of year                   344,863                392,950                  507,880
Option prices per share:
  Granted                                     $         6.36          $  6.36-12.00           $         8.87
  Exercised                                   $    2.12-6.36          $        6.36           $    2.12-8.48


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

11.  ACCOUNTING FOR STOCK-BASED COMPENSATION
- --------------------------------------------

The Company has elected to continue to use the intrinsic value based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, "Accounting for Stock Issued to Employees", the Company has recorded no compensation costs related to its stock option plans for the years ended June 30, 1995, 1996 and 1997.

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the pro-forma effects on net income and net income per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans.

Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123 the Company's net income and net income per share for the year ended June 30, 1997 and 1996 would have been decreased as indicated below (in thousands, except per share data):

                                                         JUNE 30
                                                     1996        1997
                                               -----------------------------
Net Income              As reported               $330            $4,790
                        pro forma                 $230            $4,355

Net Income Per Share
                        As reported              $0.04             $0.45
                        pro forma                $0.02             $0.41

The weighted average fair value of options granted during the period at exercise price equal to market price at grant date is $6.32 and $5.51 for the fiscal years ended June 30, 1996 and 1997 respectively.

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997; risk-free interest rate of 6.4%; weighted average expected life of 5 years; 60% expected volatility and no dividends.

A summary of the status of the Company's fixed option plans as of June 30, 1996 and 1997 and changes during the years ended on those dates is presented below:


YEARS ENDING                                     JUNE 30, 1996                            JUNE 30, 1997
                                    ----------------------------------------- ---------------------------------------
                                       SHARES          WEIGHTED AVERAGE          SHARES         WEIGHTED AVERAGE
                                                         EXERCISE PRICE                          EXERCISE PRICE
                                    -------------- -------------------------- ------------- -------------------------
Fixed Options
Outstanding at beginning of year          626,951            6.49                 992,576            8.13
Granted                                   401,250           10.56                 172,200            8.87
Exercised                                     (50)           6.36                 (49,125)           6.02
Cancelled                                 (35,575)           6.65                 (51,700)           9.04
                                     ============                             -----------

Outstanding at end of year                992,576            8.13                1,063,951            8.23
                                     ============                             ============
Options vested at year end                392,950            6.49                  507,880            7.10


A  summary  of  information   regarding  the  options   outstanding   and  those
exerciseable at the year end is provided in the two tables below;


OPTIONS OUTSTANDING AT JUNE 30, 1997
- ------------------------------------


    EXERCISE PRICE ($)   NUMBER OF OPTIONS                 WEIGHTED AVERAGE
                                                      REMAINING CONTRACTUAL
                                                                 LIFE (YRS)
                  2.12               8,094                             1.73
                  6.36             503,045                             5.63
                  7.42              93,800                             8.38
                  8.48              30,737                             5.74
                  8.87             170,200                             9.26
                 10.60              13,325                             5.37
                 12.00             244,750                             8.81
                        ==================        =========================
                                 1,063,951                             7.15
                        ==================        =========================


OPTIONS EXERCISABLE AT JUNE 30, 1997
- ------------------------------------


        EXERCISE PRICE                   NUMBER OF OPTIONS
              ($)                              EXERCISABLE
             2.12                                    8,094
             6.36                                  390,269
             7.42                                   18,650
             8.48                                   28,837
             8.87                                        -
             10.60                                  13,080
             12.00                                  48,950
                                 ==========================
                                                   507,880
                                 ==========================


A Directors' Deferred Fee Program was approved by the Board of Directors on June 27th 1996. This provides non-employee directors to defer income until termination of status as a director. Amounts deferred in a calendar year will be deemed to have been invested in shares of Walsh International Inc. Common Stock.

12.  INCOME TAX
- ---------------

The components of the income tax provision for the years ended June 30, 1994, 1995 and 1996 are comprised of the following:


                                                        ==================================================================
                                                                                 YEARS ENDED JUNE 30,
                                                        ------------------------------------------------------------------
Dollars in thousands                                             1995                  1996                      1997
                                                        -------------------     ------------------      ------------------
U.S. state taxes currently payable                      $             -         $             -         $            (45)
Foreign taxes currently payable                                  (2,498)                 (3,397)                  (1,124)
Deferred income taxes                                               286                   2,739                     (371)
                                                        ===============         ===============         ================
                                                        $        (2,212)        $          (658)        $         (1,540)
                                                        ===============         ===============         ================


The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                        ==================================================================
                                                                                YEARS ENDED JUNE 30,
                                                        ------------------------------------------------------------------
Dollars in thousands                                             1995                  1996                      1997
                                                        -------------------     ------------------      ------------------
Domestic                                                $       (4,728)         $       (3,729)         $        (2,732)
Foreign                                                          3,983                   6,472                    9,062
                                                        ==============          ==============          ===============
                                                        $         (745)         $        2,743          $         6,330
                                                        ==============          ==============          ===============

Deferred tax (assets) liabilities comprised the following at June 30, 1996 and 1997:

                                     ==========================================
                                                       JUNE 30,
                                     ------------------------------------------
Dollars in thousands                          1996                   1997
                                     -------------------     ------------------
Deferred tax liabilities:
Other                                $              -        $             121
                                     ----------------        -----------------

Gross deferred tax liabilities                      -                      121
                                     ----------------        -----------------
Deferred tax assets:
  Loss carryforwards                          (13,625)                 (13,629)
  Capitalized software                         (3,335)                  (1,561)
  Other accrued liabilities                    (1,215)                    (694)
  Other                                          (513)                     (47)
                                     ----------------        -----------------
  Gross deferred tax assets                   (18,688)                 (15,931)
  Valuation allowance                          18,438                   15,931
                                     ----------------        -----------------
  Net deferred tax assets                        (250)                       0
                                     ================        =================
Deferred taxes, net                  $           (250)       $             121
                                     ================        =================

A reconciliation of federal statutory and effective income tax rates follows:

                                                     ====================================================
                                                                    YEARS ENDED JUNE 30,
                                                     ----------------------------------------------------
                                                           1995               1996               1997
                                                     --------------     --------------     --------------
U.S. federal rate                                         (34)%               34%                 34%

Effect of:
  Net operating losses                                    321                (54)                  5
  Foreign income taxes                                      9                 44                  (1)
  Reduction of taxes provided in prior years                                                     (15)
  State taxes                                               1                  -                   1
                                                     ========           ========           =========
Effective income tax rate                                 297%                24%                 24%
                                                     ========           =========          =========



At June 30, 1997 there were available for U.S. federal income tax purposes operating loss carryforwards of approximately $24,015,000 expiring in the years 2008, 2009, 2010 and 2011 which may provide future tax benefits for U.S. federal income tax purposes.

At June 30, 1997 there were available for foreign income tax purposes operating loss carryforwards of approximately $12,719,000. These operating loss carryforwards may provide future tax benefits totaling $5,465,000, expiring as follows: 1999, $227,000; 2000, $302,000; 2001, $267,000; 2002, $588,000 and
thereafter $4,081,000.

U.S. income taxes have not been provided at June 30, 1997, on unremitted earnings aggregating $13,176,000 of entities located outside of the United States, as such earnings are considered to be permanently invested. If such earnings were to be remitted without offsetting tax credits in the United States, withholding taxes would be approximately $562,000.

Included within accounts payable is $2,948,000 and $3,008,000 of current income taxes payable for the years ended June 30, 1996 and 1997, respectively.

13. EMPLOYEE BENEFIT PLANS
- --------------------------

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

The total costs associated with these plans were as follows:


                                            ==================================================================
                                                                   YEARS ENDED JUNE 30,
                                            ------------------------------------------------------------------
Dollars in thousands                                 1995                   1996                         1997
                                            ------------------     -------------------     -------------------
United States                               $         16           $          6            $               24
United Kingdom                                       185                    214                           251
The Netherlands                                       89                     79                            62
Belgium                                               48                     59                            60
                                            ==================     ===================     ===================
                                            $        338           $        358            $              397
                                            ==================     ===================     ===================

14. LEASING ARRANGEMENTS
- ------------------------

The Company leases certain property and equipment.

Obligations under long-term and non-cancelable lease agreements expiring at various dates have the following aggregate approximate annual minimum rentals:


                                                         =====================================================
Dollars in thousands                                      CAPITAL LEASING             OPERATING LEASES
                                                         ----------------------       ------------------------
June 30, 1998                                            $                 568        $                 3,011
June 30, 1999                                                              541                          2,168
June 30, 2000                                                              160                          1,228
June 30, 2001                                                              160                            720
June 30, 2002                                                              160                            433
After June 30, 2002                                                        501                          1,508
                                                         ----------------------       ========================
  Total minimum lease payments                                           2,090        $                 9,068
                                                                                      ========================
                                                                                      ========================
Less amount representing interest                                        (174)
                                                         ----------------------
  Present value of minimum lease payments                                1,916
Less current portion                                                     (509)
                                                         ======================
                                                         $              1,407
                                                         ======================



Rental Expense for the years ended June 30, 1995, 1996 and 1997 was $2,901,000, $2,633,000 and $3,474,000, respectively.

Included in property and equipment at June 30, 1996 and 1997 are assets subject to capitalized leases with a cost of $3,206,000 and $3,459,000, respectively, and accumulated amortization of $874,000 and $1,346,000 for the years ended June 30, 1996 and 1997, respectively.

15. GEOGRAPHIC DATA
- -------------------

The following table presents information about the Company by geographic area:

                          ======================================================
                                                 YEAR ENDED
                                                JUNE 30, 1995
                          ------------------------------------------------------

                                               OPERATING
                                                  PROFIT        IDENTIFIABLE
                          REVENUES                (LOSS)             ASSETS
                          --------             ---------        ------------
  United States           $   3,010            $   (1,480)      $      2,073
  Canada                      4,384                   465              2,193
  Europe                     30,179                 3,957             23,464
  Pacific                     2,696                    26                695
  General corporate               -                (3,920)            20,966
                          =========            ==========       ============
                          $  40,269            $     (952)      $     49,391
                          =========            ==========       ============


                       =========================================================
                                              YEAR ENDED
                                             JUNE 30, 1995
                       ---------------------------------------------------------

                                               Operating
                                                  Profit        Identifiable
                          Revenues                (Loss)              Assets
                          --------             ---------        ------------
  United States           $  3,351             $     373        $        861
  Canada                     4,163                   190               2,065
  Europe                    36,256                 6,714              25,280
  Pacific                    3,432                   (68)               (667)
  Other                         60                    60                   -
  General Corporate              -                (3,437)             16,478
                          ========             =========        ============
                          $ 47,262             $   3,832        $     44,017
                          ========             =========        ============


                          ======================================================
                                               YEAR ENDED
                                              JUNE 30, 1997
                          ------------------------------------------------------

                                               OPERATING
                                                  PROFIT        IDENTIFIABLE
                          REVENUES                 (LOSS)        ASSETS
                          --------             ---------        ------------

  United States           $  6,041             $    124         $   2,048
  Canada                     3,955                    2             1,833
  Europe                    39,241                9,253            20,863
  Pacific                    4,790                 (254)            1,779
  Other                         61                   61                 -
  General corporate              -               (3,407)           14,015
                          ========             ========          ========
                          $ 54,088             $  5,779          $ 40,538
                          ========             ========          ========

    The accompanying notes are an integral part of these financial statements

16. SUBSEQUENT EVENTS
- ---------------------

On July 24, 1997, the Company acquired 100% of the equity of Pharmaceutical Marketing Solutions Pty Ltd (PMS), a privately held Australian company for $3.8 million in cash. PMS uses a salesforce automation system based on Lotus Notes and an analysis system which operates as an integration product between a data warehouse and proprietary salesforce automation system.

The Company is in the process of completing its valuation of the acquired assets and cannot therefore estimate the allocation of the purchase price.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders of
Walsh International Inc.




Our report on the consolidated financial statements of Walsh International Inc. is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 24 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







Stamford, Connecticut                                   COOPERS & LYBRAND L.L.P.
August 20, 1997


                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                 COL. A                                COL. B             COL. C                    COL. D               COL. E
                 ------                                ------             ------                    ------               ------
                                                                          ADDITIONS
                                              BALANCE AT         CHARGED TO     CHARGED TO                               BALANCE
                 DESCRIPTIONS                 BEGINNING OF       COSTS AND        OTHER                                  END TO
                                              PERIOD             EXPENSES         ACCOUNTS        DEDUCTIONS
                 Allowance for doubtful
                 accounts

                 June 30, 1997                $ 336,000          147,000               -            (29,000)         $      454,000
                 June 30, 1996                $ 214,000          181,000          (9,000)           (50,000)         $      336,000
                 June 30, 1995                $ 261,000           15,000          20,000            (82,000)         $      214,000

                 Valuation allowance for
                 deferred tax assets
                 June 30, 1997                $ 18,438,000       (2,507,000)                                         $   15,931,000
                 June 30, 1996                $ 13,015,000       5,423,000             -                  -          $   18,438,000
                 June 30, 1995                $ 12,695,000       320,000               -                  -          $   13,015,000



                                    PART III

     The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement for its meeting of stockholders in connection with its transition period, which is to be filed pursuant to Regulation 14A not later than October 28, 1997.

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information required by Part III of 10-K regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby incorporated by reference from the Registrants' Definitive Proxy Statement for its annual meeting of stockholders, which is to be filed pursuant to Registration 14A not later than October 28, 1997.

                                     PART IV

ITEM 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
- ----------------------------------------------------------------

Filed as part of this report are:

a)   1-2 All financial statements and schedules

b)   Reports on Form 8K
     None

c)   Exhibits
     Exhibit    Description
     -------    -----------

     3.1 Restated Certificate of Incorporation of Walsh International incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the company (file no. 333-316).

     3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-316).

     11         Computation of Earnings (Loss) per Share

     23         Consent of Independent Accountants

     27         Selected Financial Data Schedule

                  WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  1995              1996                1997
                                                                  ----              ----                ----
 PRIMARY EARNINGS (LOSS)  PER SHARE
 Weighted average common shares outstanding                   5,806,661         6,783,837            10,505,245
 Assumed exercise of certain stock options and other common
 stock equivalents                                            1,539,613         1,413,959               152,675
                                                              =========         =========            ==========
                                                              7,346,274         8,197,796            10,657,920
                                                              =========         =========            ==========
 Income (loss) from continuing operations                     $  (2,957)        $   2,085            $    4,790
 Loss from discontinued operations, net                       $  (1,554)        $  (1,755)           $        -
                                                              =========         =========            ==========
 Net Income (Loss)                                            $  (4,511)        $     330            $    4,790
                                                              =========         =========            ==========
 Income (loss) per share from continuing operations           $   (0.40)        $    0.25            $     0.45
 Loss per share from discontinued operations, net             $   (0.21)        $   (0.21)           $        -
                                                              =========         =========            ==========
 Net income (loss) per share                                  $   (0.61)        $    0.04            $     0.45
                                                              =========         =========            ==========

                                                                  1995              1996                1997
                                                                  ----              ----                ----
 FULLY  DILUTED EARNINGS (LOSS) PER SHARE

 Weighted average common shares outstanding                   5,806,661         6,783,837            10,505,245
 Assumed exercise of certain stock options and other common
 stock equivalents                                            1,539,613         1,413,959               152,281
                                                              =========         =========            ==========

                                                              7,346,274         8,197,796            10,657,526
                                                              =========         =========            ==========
 Income (loss) from continuing operations                     $  (2,957)        $   2,085            $    4,790
 Loss from discontinued operations, net                       $  (1,554)        $  (1,755)           $        -
                                                              =========         =========            ==========
 Net Income (Loss)                                            $  (4,511)        $     330            $    4,790
                                                              =========         =========            ==========
 Income (loss) per share from continuing operations           $   (0.40)        $    0.25            $     0.45
 Loss per share from discontinued operations, net             $   (0.21)        $   (0.21)           $        -
                                                              =========         =========            ==========
 Net earnings (loss) per share                                $   (0.61)        $    0.04            $     0.45
                                                              =========         =========            ==========

                                                                      EXHIBIT 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement on Form S-8 (File No. 333-10625), of our reports dated August 20, 1997, on our audits of the consolidated financial statements and financial statement schedule of Walsh International Inc. and Subsidiaries as of June 30, 1996 and 1997, and for the years ended June 30, 1995, 1996 and 1997 which reports are included in this Annual Report on Form 10-K.








Stamford, Connecticut                     COOPERS & LYBRAND L.L.P.
September 3, 1997

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                              WALSH INTERNATIONAL INC

                                   By:    /s/ Michael A. Hauck
                                          ------------------------------------
                                   Name:      Michael A. Hauck
                                   Title:    Director, Chief Executive Officer

                                POWER OF ATTORNEY
                                -----------------

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

Signature                                    Title

_______________                              Director, Chief Executive Officer
Michael A. Hauck

_______________                              Director, President,
Robert Mander                                Chief Operating Officer


________________                             Director, Chairman of the Board
Dennis M. J. Turner

________________                             Director
James W. Stevens

________________                             Director
Harry C. Groome

________________                             Director
Leonard M. Lodish

________________                             Chief Financial Officer
Martyn D. Williams