Form 10-K/A
period 1997-06-30
WALSH INTERNATIONAL INC \DE\
filed 1997-10-08
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

SELECTED CONSOLIDATED FINANCIAL DATA
                                               =====================================================================================
                                                YEAR ENDED        SIX MONTHS                       YEARS ENDED
                                                DECEMBER 31         ENDED                            JUNE 30,
                                                                  JUNE 30,
                                                ------------   -------------  ------------------------------------------------------
(Dollars in thousands, except per share
amounts)                                           1992             1993           1994             1995          1996        1997
                                                ------------   -------------  ------------     -----------   ------------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                        $    33,293    $     16,506   $    34,532      $   40,269   $    47,262    $ 54,088
Costs and expenses:
  Production costs                                   16,023           7,374        15,401          17,733        18,442      20,049

  Selling, general and administrative expenses       24,080          11,121        21,366          19,423        21,348      24,433

  Research and development costs                      3,898           1,152         3,049           3,953         3,510       3,683

  Amortization of intangible assets                   4,982             142           138             112           130         144

  Restructuring costs                                     -               -           824              -              -           -
                                                -----------    ------------   -----------      ----------   -----------   ---------
Total costs and expenses                             48,983          19,789        40,778          41,221        43,430      48,309
                                                -----------    ------------   -----------      ----------   -----------   ---------
Operating profit (loss)                             (15,690)         (3,283)       (6,246)           (952)        3,832       5,779

Interest income                                         793             132           525             950           843         796

Interest expense                                     (2,393)         (1,162)       (2,076)         (2,325)       (2,045)       (265)

Gain on sale of shares in PMSI                       10,026               -         2,420             402             -           -

Equity income of PMSI                                 3,165             555           973           1,180             -           -

Other income, net                                         -             838             -               -             -           -

Minority Interest                                         -               -             -               -           113          20
                                                -----------    ------------   -----------      ----------   -----------   ----------
Income (loss) from continuing operations
  before income taxes                                (4,099)         (2,920)       (4,404)           (745)        2,743       6,330

Income tax (provision) benefit                          483             237        (1,509)         (2,212)         (658)     (1,540)
                                                -----------    ------------   -----------      ----------   -----------   ---------
Income (loss) from continuing operations             (3,616)         (2,683)       (5,913)         (2,957)        2,085       4,790

Discontinued operations:

Loss from discontinued operations, net              (18,214)         (5,123)       (5,800)         (1,554)       (1,755)          -
                                                ============   =============  ============     ===========  ===========  ===========
Net income (loss)                               $   (21,830)   $     (7,806)   $  (11,713)     $   (4,511)   $      330  $    4,790
                                                ============   =============  ============     ===========  ===========  ===========
Income (loss) per share from continuing
operations                                      $     (0.64)   $      (0.46)   $    (0.81)     $    (0.40)   $     0.25  $     0.45

Loss per share from discontinued operations,          (3.24)          (0.88)        (0.79)          (0.21)        (0.21)          -
net                                             ============   =============  ============     ============ ===========  ===========
Net income (loss) per share                     $     (3.88)          (1.34)        (1.60)     $    (0.61)   $     0.04  $     0.45
                                                ============   =============  ============     ===========  ===========  ===========
Shares used in computing income (loss) per        5,614,339       5,807,319     7,326,591       7,346,274     8,197,796   10,657,920
share(1)
                                                ===================================================================================
                                                AS AT                             AS AT JUNE 30,
                                                DECEMBER 31,
                                                --------------  --------------------------------------------------------------------
Dollars in thousands                                1992            1993          1994             1995         1996          1997
                                                -------------  -------------  ------------     -----------  ------------  ----------
BALANCE SHEET DATA:
Cash and cash equivalents                       $     1,901     $     2,083    $   11,881       $  15,110    $    8,629   $   5,784
Working capital (deficit) (2)                        (3,536)         (6,448)        7,061         (14,168)        2,323       4,825
Total assets                                         58,771          40,440        51,402          49,391        44,017      40,538

Total long-term debt and capital lease
  obligations (less current portion)                 17,101          17,115        17,792          17,022         2,757       2,667

Series A Convertible Preferred Stock,
  redemption value $25,000,000                            -               -        23,491          23,911             -

Total stockholders' (deficit) equity            $      (232)   $    (24,406)   $  (35,878)      $ (38,844)   $    4,546    $  9,657
                                                ------------   -------------  ------------     -----------   ------------  ---------

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

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


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


    The accompanying notes are an integral part of these financial statements

                                                        WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                                                ---------------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (Dollars and shares in thousands)
====================================================================================================================================
                                                  Common Stock
                                                  ------------                                 Cumulative     Net Unrealized
                                         Shares        Par        Paid-In      Accumulated     Translation         Gain/Loss
                                                      Value       Capital          Deficit     Adjustment         net of Tax
                                        ---------- ----------    ----------     -----------     -----------   ----------------
Balance at June 30, 1994                  5,803    $    58       $   74,076     $  (110,755)    $     1,103                -

Net loss for 1995                             -          -                -          (4,511)              -                -
Exercise of Stock Options                     6          -               29               -               -                -
Acretion of preferred stock                   -          -             (420)              -               -                -
Cumulative Translation Adjustment             -          -                -               -            (171)               -
Unrealized gain of available for sale
  securities, net of tax                      -          -                -               -               -           $2,107
                                        -------    -------       ----------     -----------     -----------   ---------------

Balance June 30, 1995                     5,809         58           73,685        (115,266)            932            2,107

Net income for 1996                           -          -                -             330               -                -
Initial Public Offering, net              3,187         32           33,329               -               -                -
Conversion of preferred stock             1,486         15           12,094               -               -                -
Cumulative translation adjustment             -          -                -               -            (257)               -
Net unrealized gain on available for
 sale securities, net of tax                  -          -                -               -               -            2,046
Purchase of Treasury Stock                    -          -                -               -               -                -
Spin-off of Source Business                   -          -                -             (12)              -           (4,157)
Shares issued                                 3          -               67               -               -                -
                                        -------    -------       ----------     -----------     -----------   ---------------
Balance June 30, 1996                    10,485        105          119,175        (114,948)            675               (4)

Exercise of Stock Options                    49          -              300               -               -                -
Net income for 1997                           -          -                -           4,790               -                -
Cumulative translation adjustment             -          -                -               -             (18)               -
Net unrealised gain on available for
sale securities, net of tax                   -          -                -               -               -               39

                                        -------    -------       ----------     -----------     -----------   ---------------
Balance June 30, 1997                    10,534       $105         $119,475     $  (110,158)    $       657           $   35
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



    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                             (Dollars in Thousands)
              ====================================================
                                                                            YEARS ENDED JUNE 30,
                                                             ----------------------------------------------------
                                                                 1995                1996               1997
                                                             -------------      --------------     --------------
Cash provided by (used in) financing activities:
  Collateral receipts                                        $        -         $  1,088           $        -
  Issuance of common stock                                           28           34,519                  300
  Common stock issuance costs                                         -                -               (1,174)
  Treasury stock purchases                                            -              (97)                   -
  Dividend to Source business                                         -           (5,182)                   -
  Repayments of long-term debt                                       (8)         (15,737)                   -
  Repayments of capital leases                                      (335)           (358)                (360)
  Cash provided by minority interest                                   -             261                  111
                                                               ---------        --------           ----------
Net cash (used in) provided by financing activities                 (315)         14,494               (1,123)
                                                             -----------        --------           ----------
  Effect of exchange rate movements                                  278            (856)                  64
  Effect of discontinued operations                              (11,600)         (8,340)                   -
                                                             -----------        --------           ----------
Net (decrease) increase in cash and cash
  equivalents                                                      3,229          (6,481)              (2,845)

Cash and cash equivalents at beginning of year                    11,881          15,110                8,629
                                                             -----------        --------           ----------
Cash and cash equivalents at end of year                     $    15,110        $  8,629           $    5,784
                                                             ===========        ========           ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                                                   $ 2,213            $  1,989           $      201
                                                             =======            ========           ==========
  Income taxes                                               $ 3,339            $  1,995           $      964
                                                             =======            ========           ==========

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations                                    $    89            $    444           $      509
                                                             =======            ========           ==========
Spin-off of the Source Business:
PMSI shares                                                                     $ 13,663
Unrealized gain on PMSI shares                                                  $ (4,157)
Net liabilities of Source business                                              $ (4,124)
Preferred stock                                                                 $(11,802)
Other corporate assets                                                          $  1,250


    The accompanying notes are an integral part of these financial statements

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------


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

2.  DISCONTINUED OPERATIONS - SOURCE BUSINESS
---------------------------------------------

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

The results of operations of Source have been reclassified to identify them as discontinued operations. The summarized data for Source, through the date of the Spin-Off, is as follows:

                                          ------------------------------------
Results of discontinued operations:              YEARS ENDED JUNE, 30
                                          ------------------------------------
Dollars in thousands                            1995                1996
                                          ---------------      --------------
Revenues                                   $   48,710           $  40,181
Loss from operations:

  Loss before taxes                            (2,653)             (1,570)
  Income tax provision                              -                   -
                                           ----------           ---------
Loss from operations                           (2,653)             (1,570)
                                           ----------           ---------
(Loss) gain on disposal of operations:

  (Loss) gain on disposal                       1,322                (185)
  Income taxes on disposal                       (223)                  -
                                           ----------           ---------
  (Loss) gain on disposal, net                  1,099                (185)
                                           ----------           ---------
       Loss from discontinued
        operations, net                    $   (1,554)          $  (1,755)
                                           ==========           =========

3.  TRANSACTIONS WITH SOURCE
----------------------------

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

4.  INVESTMENTS
---------------

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

5.  MARKETABLE SECURITIES
-------------------------

Marketable securities consist of the following as of June 30, 1997 (in thousands):

==================================================================================================================
NAME OF ISSUER
AND TITLE OF EACH ISSUE                          AMORTIZED                 FAIR VALUE           UNREALIZED GAINS
                                                 COST OF EACH
                                                 ISSUE
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
                                                 ==========             ============           =================


Marketable securities consist of the following as of June 30, 1996 (in thousands):


==================================================================================================================
NAME OF ISSUER                                                             FAIR VALUE
AND TITLE OF EACH ISSUE                             AMORTIZED                                  UNREALIZED LOSSES
                                                   COST OF EACH
                                                      ISSUE
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
                                                       ============

6. PROPERTY AND EQUIPMENT
-------------------------

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

8.  LONG-TERM DEBT
------------------

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


9.  ACCRUED LIABILITIES
-----------------------

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


10.  EQUITY PLANS
-----------------

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

11.  ACCOUNTING FOR STOCK-BASED COMPENSATION
--------------------------------------------

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


OPTIONS OUTSTANDING AT JUNE 30, 1997
------------------------------------


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


OPTIONS EXERCISABLE AT JUNE 30, 1997
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

12.  INCOME TAX
---------------

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

13. EMPLOYEE BENEFIT PLANS
--------------------------

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

14. LEASING ARRANGEMENTS
------------------------

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

15. GEOGRAPHIC DATA
-------------------

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
                          =========            ==========       ============


                       =========================================================
                                              YEAR ENDED
                                             JUNE 30, 1996
                       ---------------------------------------------------------

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

16. SUBSEQUENT EVENTS
---------------------

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

                                     PART IV

ITEM 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

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