Form 10-Q
period 1997-09-30
WALSH INTERNATIONAL INC \DE\
filed 1997-11-14
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 to 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days     Yes x     No
                                                          ---      ---
     As of October 31, 1997 there were outstanding 10,577,948 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                     Page Number


PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

          Consolidated  Statements of Operations (unaudited) for the
          Three Months Ended September 30, 1997 and 1996..................     3

          Consolidated Balance Sheets (unaudited) as of September 30,
          1997 and June 30, 1997..........................................     4

          Consolidated  Statements of Cash Flows (unaudited) for the
          Three  Months Ended September 30, 1997 and 1996.................     5

          Notes to Consolidated Financial Statements......................     6


Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................     8


PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................     10

          Signatures.....................................................     11

PART 1.                       FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited


                                                             --------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                             --------------------------------------------
                                                                   1997                     1996
                                                             ------------------      --------------------
Revenue                                                      $          13,874       $            12,758
                                                             ------------------      --------------------
Costs and expenses:
    Production costs                                                     5,199                     4,853
    Selling, general and administrative expenses                         6,214                     6,078
    Research and development costs                                         763                       962
    In process research and development write-off                        2,000                         -
    Amortization of intangible assets                                       69                        36
                                                             ------------------      --------------------
Total costs and expenses                                                14,245                    11,929
                                                             ------------------      --------------------

Operating (Loss) Income                                                   (371)                      829
Interest income                                                            149                       190
Interest expense                                                           (41)                      (54)
Minority Interest                                                           (9)                       73
                                                             ------------------      --------------------
(Loss) Income before income taxes                                         (272)                    1,038
Income tax provision                                                      (467)                     (236)
                                                             ==================      ====================
Net (Loss) Income                                            $            (739)      $               802
                                                             ==================      ====================
Net (Loss) Income per share                                  $           (0.07)      $              0.08
                                                             ==================      ====================
Shares used in computing (loss) income per share                    10,552,504                10,653,821
                                                             ==================      ====================


The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands, unaudited

                                                                         --------------------    --------------------
                                                                            SEPTEMBER 30               JUNE 30
                                                                                1997                    1997
                                                                         --------------------    --------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                            $             4,067     $             5,784
    Marketable securities                                                              4,241                   6,803
    Accounts receivable, principally trade                                            13,764                  14,227
    Prepaid expenses and other current assets                                            737                     702
                                                                         --------------------    --------------------
Total current assets                                                                  22,809                  27,516
Property and equipment, net                                                            4,070                   4,169
Goodwill, net                                                                          5,207                   3,439
Marketable securities                                                                    987                   1,437
Other assets, net                                                                      4,367                   3,727
                                                                         ====================    ====================
Total assets                                                             $            37,440     $            40,288
                                                                         ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                 $                18     $                17
    Current portion of capital lease obligations                                         557                     509
    Accounts payable                                                                   6,085                   6,896
    Accrued liabilities                                                               11,343                  11,166
    Unearned Income                                                                    2,862                   4,103
                                                                         --------------------    --------------------
Total current liabilities                                                             20,865                  22,691
                                                                         --------------------    --------------------
Long-term debt                                                                         1,150                   1,260
Capital lease obligations                                                              1,401                   1,407
Other liabilities                                                                      4,857                   5,145
Minority interest                                                                        137                     128
Commitments
Stockholders' equity:
    Common stock, $0.01 par value, 20,000,000
    shares authorized and 10,571,048 and 10,533,960
    shares issued, respectively                                                          105                     105
Paid-in capital                                                                      119,710                 119,475
Accumulated deficit                                                                 (110,897)               (110,158)
Cumulative translation adjustment                                                        562                     657
Unrealized gain on available for sale securities, net of tax                               7                      35
Treasury stock, at cost, 20,750 shares                                                  (457)                   (457)
                                                                         --------------------    --------------------
Total stockholders' equity                                                             9,030                   9,657
                                                                         ====================    ====================
Total liabilities and stockholders' equity                               $            37,440     $            40,288
                                                                         ====================    ====================

The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands, unaudited


                                                                             ----------------------------------------
                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                             ----------------------------------------
                                                                                  1997                  1996
                                                                             ----------------     -----------------
Net cash flows used in operating activities                                  $          (637)     $           (934)

Cash flows (used in) provided by investing activities:
    Acquisition of Pharmaceutical Marketing Solutions (Pty) Ltd                       (3,777)                    -
    Sale (purchases) of marketable securities                                          2,984                  (217)
    Capital expenditures                                                                (188)                 (337)
    Capitalized software                                                                (139)                 (246)
                                                                             ----------------     -----------------
Net cash used in investing activities                                                 (1,120)                 (800)
                                                                             ----------------     -----------------

Cash flows provided by (used in) financing activities:
    Common stock issuance costs                                                            -                  (588)
    Repayment of capital leases                                                          (46)                   (5)
    Options exercised                                                                    235                    73
                                                                             ----------------     -----------------
Net cash provided by (used in) financing activities:                                     189                  (520)
                                                                             ----------------     -----------------

Effect of exchange rate movements                                                       (149)                   93
Net decrease in cash and cash equivalents                                             (1,717)               (2,161)
Cash and cash equivalents at beginning of period                                       5,784                 8,629
                                                                             ================     =================
Cash and cash equivalents at end of period                                             4,067                 6,468
                                                                             ================     =================

The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     The  consolidated  financial  statements  include  the  accounts  of  Walsh
     International   Inc.  (the   "Company")  and  all  of  its   majority-owned
     subsidiaries.

     The accompanying consolidated statements of operations and consolidated statements of cash flows for the three months ended September 30, 1997 and 1996, the consolidated balance sheets as of September 30, 1997 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments
     (consisting only of items of a normal recurring nature except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

     The June 30, 1997 balance sheet was derived from the Company's June 30, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Consolidated Financial Statements on Form 10-K for the year ended June 30, 1997.

2.   (LOSS) EARNINGS PER SHARE

     (Loss) Earnings per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive.

3.   INCOME TAXES

     For 1997, the effective income tax rate was negatively impacted by the non-deductible charge for the write-off of in process research and development costs offset, in part, by a reduction of taxes provided in prior years. For 1996 the effective income tax rate was impacted by a reduction of taxes provided for in prior years.

4.   ACQUISITION OF PHARMACEUTICAL MARKETING SOLUTIONS PTY LTD

     In July 1997 the Company acquired 100% of the equity of Pharmaceutical Marketing Solutions Pty Ltd (PMS) a privately held Australian company for $3.8 million in cash and $0.6 million of associated acquisition costs. PMS uses a salesforce automation system based on Lotus Notes and an analysis system which operates as an integration product between a data warehouse and proprietary salesforce automation system. The acquisition has been accounted for by the purchase method and the results of operations of PMS have been included in the income statement from the acquisition date.

     The total purchase price of $4.4 million has been allocated as:

          In Process Research and Development         $2.0
          Completed Technology                        $0.6
          Goodwill                                    $1.8
                                                      ----
                                                      $4.4
                                                      ====

     The goodwill is expected to have an economic life of 20 years and the completed technology a life of between 3 and 5 years. Goodwill and completed technologies are being amortised on a straight line basis over their economic lives. The in process research and development costs have been written off immediately.

     Pro-forma results from operations of the Company as if the acquisition of PMS had occurred on July 1, 1996 for the quarter ended September 30, 1996 are:

          Revenue                            $  13,249
          Net Income                         $     749
          Net Income per Share               $    0.07

     The pro-forma impact of the acquisition of PMS on the Company's operating results for the three months ended September 30, 1997 was not material.

     On October 14, 1997 the Company obtained an Australian dollar variable rate commercial bill facility for $3.3m. The term of this bill facility is 5 years and is repayable as interest only for the first year with repayments of approximately $330,000 of principal every 6 months for the remaining term.


5.   STOCKHOLDER RIGHTS PLAN.

     On October 14, 1997 the Board of Directors adopted a stockholder rights plan and declared a dividend of one right (a "Right") for each share of common stock of the Company. The Rights were payable to holders of record of the common stock of the Company at the close of business on October 27, 1997. The Rights will automatically trade with the Company's common stock.

     The Rights are not currently exercisable but become exercisable upon the earlier of i) ten days after the first public announcement that a person or group, which did not beneficially own 5% of the common stock as of September 22, 1997, has acquired beneficial ownership of 15 percent or more of the Company's common stock or ii) ten business days after a person or group announces an offer the consummation of which would result in such person or group beneficially owning 15 percent or more of the Company's common stock.

     Once exercisable the holder will be entitled to buy from the Company one one-hundredth of a share of a new series of junior participating preferred stock for $55.00 per Right or in certain circumstances to buy at the Rights exercise price a number of shares of the Company's common stock having a market value of twice the exercise price of each Right or, if the Company is acquired in a merger or a business combination, to buy at the Rights exercise price a number of shares of common stock of an acquiring Company having a market value of twice the exercise price of each Right. At the Company's option the Rights are redeemable prior to becoming exercisable for $0.001 per Right. The Rights expire on October 14, 2007.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenue for the Company's first quarter of fiscal year 1998 was $13.9 million, an increase of 16% (excluding currency movements) over the comparable period of the prior year. The increase was principally due to the improvement in the Company's technology product revenues and was primarily in the Pacific markets; a mixture of organic growth and the acquisition of Pharmaceutical Marketing Solutions Pty Ltd (PMS) in Australia.

Production costs in the first quarter were $5.2 million (38% of revenue) compared with $4.8 million (38%) in the comparable quarter of fiscal year 1997. The increase in production costs reflects the continuing investment in technical staff for the roll-out of PREMIERE installations and increased lower margin direct mail revenues resulting from the acquisition of PMS.

Selling, general and administrative expenses in the first quarter were $6.2 million (45% of revenue), compared with $6.1 million (48% of revenue) in the comparable quarter of the prior year. The increase is primarily due to increased selling and overhead costs associated with PMS. There were some one time promotional costs associated with the launch of PREMIERE in the comparable quarter of fiscal 1997.

Research and development costs were $0.8 million (6% of revenues) for the quarter compared with $1.0 million (8% of revenues) for the comparable quarter of fiscal 1997. This decrease is due to foreign exchange differences plus the reassignment of some research staff who are currently working on support for the delivered product.

An in process research and development write-off totalling $2.0 million has arisen as a result of the acquisition of PMS. The $2.0 million is the value attributable to acquired technology products which are to be integrated within the Company's own salesforce management information system, PREMIERE.

Net interest income for the quarter ended September 30, 1997 was $0.1 million, a comparable level to the same quarter of fiscal 1997.

For fiscal 1998, the effective income tax rate was negatively impacted by the non-deductible charge for the write off of in process research and development costs offset, in part, by a reduction of taxes provided in prior years. For fiscal 1997, the effective income tax rate was impacted by a reduction of taxes provided for in prior years.

                         LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1997, the Company's cash and cash equivalents totalled $4.1 million, a decrease of $1.7 million from the $5.8 million balance at June 30, 1997. The decrease is primarily due to the payment of $3.3 million for the acquisition of PMS. The Company has, subsequent to September 30, 1997, funded this by local company Australian dollar variable rate commercial bill totalling $3.3 million.

The Company additionally holds $5.2 million in a professionally managed portfolio of marketable securities.

The Company believes that the anticipated cash flow from operations and existing cash balances will satisfy the Company's projected working capital and capital expenditure requirements through at least the end of fiscal 1999.


                      RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. The new standard requires changes to the computation, presentation and disclosure requirements of primary and fully diluted earnings per share. The Company does not believe that the application of the new computation will have a materially different impact from that calculated under its existing accounting policy for the current period.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years commencing on or after December 15, 1997. Comprehensive income represents the change in net assets of a company as a result of non-owner transactions. The Company is currently evaluating the new standard and does not believe that it will have a significant impact.

PART II-OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

A)         EXHIBITS

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

4.1 Rights Agreement, dated as of October 14, 1997, between Walsh International Inc. and Harris Trust Company of New York (filed as
           Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on October 17, 1997 and incorporated herein by reference).

10.1 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Michael Hauck.

10.2 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Robert Mander.

10.3 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Martyn Williams

10.4 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Leonard R. Benjamin.

11         Computation of Earnings per Share

27         Financial Data Schedule


B)         CURRENT REPORT ON FORM 8-K FILED ON OCTOBER 17, 1997 PURSUANT TO
           ITEM 5

           Regarding the Rights Agreement between the Company and the Harris Trust Company of New York and the declaration on October 14 1997 by the Board of Directors of the Company of a dividend of one right for each share of common stock. The rights were issued to holders of record of common stock of the Company at the close of business on October 27, 1997 and automatically trade with the Company's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 14, 1997                      WALSH INTERNATIONAL INC.




                                              BY/s/
                                                --------------------------------
                                              MARTYN D. WILLIAMS
                                              CHIEF FINANCIAL OFFICER


                                              ON BEHALF OF THE REGISTRANT AND AS
                                                     PRINCIPAL FINANCIAL OFFICER

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

4.1 Rights Agreement, dated as of October 14, 1997, between Walsh International Inc. and Harris Trust Company of New York (filed as
           Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on October 17, 1997 and incorporated herein by reference).

10.1 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Michael Hauck.

10.2 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Robert Mander.

10.3 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Martyn Williams

10.4 Amended and Restated Employment Agreement dated as of October 24, 1997 between Walsh International Inc. and Leonard R. Benjamin.

11         Computation of Earnings per Share

27         Financial Data Schedule