Form 10-Q
period 1997-12-31
WALSH INTERNATIONAL INC \DE\
filed 1998-02-13
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 to 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No

          As of January 23, 1998 there were outstanding 10,595,099 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                     Page Number


PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated  Statements  of Operations  (unaudited)  for the
         Three and Six Months Ended December 31, 1997 and 1996...........3

         Consolidated  Balance  Sheets  (unaudited) as of December 31,
         1997 and June 30, 1997..........................................4

         Consolidated Statements of Cash Flows (unaudited) for the Six
         Months Ended December 31, 1997 and 1996.........................5

         Notes to Consolidated Financial Statements......................6


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition........................................10


PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders............13

Item 6.  Exhibits and Reports on Form 8-K...............................13

         Signatures.....................................................14

PART 1.                       FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                      -------------------------------------------------------------------------------------
                                                Three Months Ended                            Six Months Ended
                                          December 31,           December 31,           December 31,         December 31,
                                      -----------------      -----------------     ------------------     ----------------
                                                  1997                   1996                   1997                 1996
                                      -----------------      -----------------     ------------------     ----------------
Revenue                               $         15,400         $       13,353       $         29,274      $        26,111
                                      -----------------      -----------------     ------------------     ----------------
Costs and expenses:
   Production costs                              5,801                  4,921                 11,000                9,774
   Selling, general and
administrative expenses                          6,433                  6,117                 12,647               12,195
   Research and development costs                  966                    957                  1,729                1,919
    In process research and
development write-off                                -                      -                  2,000                    -
   Amortization of intangible assets                49                     36                    118                   72
                                      -----------------      -----------------     ------------------     ----------------
Total costs and expenses                        13,249                 12,031                 27,494               23,960
                                      -----------------      -----------------     ------------------     ----------------
Operating profit                                 2,151                  1,322                  1,780                2,151
Interest income                                    119                    229                    268                  419
Income expense                                     (97)                   (79)                  (138)                (133)
Minority Interest                                  (36)                    39                    (45)                 112
                                      -----------------      -----------------     ------------------     ----------------
Income before income taxes                       2,137                  1,511                  1,865                2,549
Income tax provision                              (577)                  (388)                (1,044)                (624)
                                      -----------------      -----------------     ------------------     ----------------
Net income                              $        1,560         $        1,123        $           821      $         1,925,
                                      =================      =================     ==================     ================

Basic earnings per share                $         0.15        $          0.11        $          0.08      $          0.18
                                      =================      =================     ==================     ================
Diluted earnings per share              $         0.14        $          0.11        $          0.08      $          0.18
                                      =================      =================     ==================     ================
Shares used in computing basic              10,579,095             10,486,848             10,563,309           10,482,041
earnings per share
                                      =================      =================     ==================     ================
Shares used in computing diluted            10,793,074             10,648,329             10,787,931           10,651,030
earnings per share
                                      =================      =================     ==================     ================


   The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands, unaudited

                                                                        -------------------- --- --------------------
                                                                            DECEMBER 31                JUNE 30
                                                                               1997                     1997
                                                                        --------------------     --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $             4,712      $             5,784
    Marketable securities                                                             5,653                    6,803
    Accounts receivable, principally trade                                           15,086                   14,227
    Prepaid expenses and other current assets                                           632                      702
                                                                        --------------------     --------------------
Total current assets                                                                 26,083                   27,516
Property and equipment, net                                                           3,911                    4,169
Goodwill, net                                                                         5,138                    3,439
Marketable securities                                                                 3,214                    1,437
Other assets, net                                                                     4,514                    3,727
                                                                        ====================     ====================
Total assets                                                             $           42,860       $           40,288
                                                                        ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                $               159       $               17
    Current portion of capital lease obligations                                        470                      509
    Accounts payable                                                                  6,713                    6,896
    Accrued liabilities                                                              10,032                   11,166
    Unearned income                                                                   4,447                    4,103
                                                                        --------------------     --------------------
Total current liabilities                                                            21,821                   22,691
                                                                        --------------------     --------------------
Long-term debt                                                                        4,059                    1,260
Capital lease obligations                                                             1,475                    1,407
Other liabilities                                                                     4,327                    5,145
Minority interest                                                                       173                      128
Commitments
Stockholders' equity:
    Common stock, $0.01 par value, 20,000,000
    shares authorized and 10,584,324 and 10,533,960
    shares issued, respectively                                                         105                      105
Paid-in capital                                                                     119,786                  119,475
Accumulated deficit                                                                (109,337)                (110,158)
Cumulative translation adjustment                                                       870                      657
Unrealized gain on "available for sale" securities, net of tax                           38                       35
Treasury stock, at cost, 20,750 shares                                                 (457)                    (457)
                                                                        --------------------     --------------------
Total stockholders' equity                                                           11,005                    9,657
                                                                        ====================     ====================
Total liabilities and stockholders' equity                               $           42,860       $           40,288
                                                                        ====================     ====================

   The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands, unaudited


                                                                        --------------------
                                                                           SIX MONTHS ENDED
                                                                              DECEMBER 31
                                                                        --------------------
                                                                           1997        1996
                                                                        -------     -------
Net cash flows provided by (used in) operating activities               $ 1,501     $  (396)
                                                                        -------     -------

Cash flows used in investing activities:
    Purchases of marketable securities                                     (468)       (366)
    Acquisition of PMS Pty Ltd                                           (3,970)         --
    Capital expenditures                                                   (331)       (496)
    Capitalized software                                                   (484)       (482)
                                                                        -------     -------
Net cash used in investing activities                                    (5,253)     (1,344)
                                                                        -------     -------

Cash flows provided by (used in) financing activities:
    Common stock issuance costs                                              --        (951)
    Proceeds from issuance of bank loan                                   3,337          --
    Options exercised                                                       311         204
    Repayment of long-term debt/capital leases                             (196)       (135)
    Other                                                                   142          --
                                                                        -------     -------
                                                                        -------     -------
Net cash provided by (used in) financing activities                       3,594        (882)
                                                                        -------     -------

Effect of exchange rate movements                                          (914)          3
Net decrease in cash and cash equivalents                                (1,072)     (2,619)
Cash and cash equivalents at beginning of period                          5,784       8,629
                                                                        =======     =======
Cash and cash equivalents at end of period                              $ 4,712     $ 6,010
                                                                        =======     =======

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

         The accompanying consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, the consolidated statements of cash flows for the six months, the consolidated balance sheet as of December 31, 1997 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

         The June 30, 1997 balance sheet was derived from the Company's June 30, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.


2.       EARNINGS PER SHARE

         The Company has adopted the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding. Diluted earnings per share includes common equivalent shares, where dilutive, from stock options and warrants (using the treasury stock method). All historical periods presented have been restated applying SFAS 128.

         For all periods presented income used in both basic earnings per share and the diluted earnings per share calculations is net income as stated in the consolidated statement of operations. The only common equivalent shares in the diluted calculations are stock options calculated using the treasury stock method. These calculations are summarised below:

                                                 --------------------------------------    --------------------------------------
                                                          Three Months Ended                         Six Months Ended
                                                     December 31,         December 31,         December 31,         December 31,
                                                 -----------------    -----------------    ----------------     -----------------
                                                       1997                 1996                 1997                 1996
                                                   -----------          -----------          -----------          ------------

Weighted average common shares outstanding (basic)  10,579,095           10,486,848           10,563,309           10,482,041
Assumed exercise of in the money stock
options                                                740,675              645,501              752,019              661,689
Less assumed buy-back under the treasury stock
method                                                (526,696)            (484,110)            (527,397)            (492,700)
                                                   -----------          -----------          -----------          -----------
Shares used in diluted earnings per share           10,793,074           10,648,239           10,787,931           10,651,030
                                                   -----------          -----------          -----------          -----------

         Options to purchase 425,675 and 341,475 shares of common stock at prices ranging from $10.25 to $12.00 were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 1997, respectively, because the options' exercise price was greater than the average market price of the common shares.

3.       INCOME TAXES

         For the three and six months ended December 31, 1997 the effective tax rates were 27% and 56% respectively compared to 26% and 25% respectively for the equivalent periods of fiscal 1996. For the six months to December 31, 1997, the effective income tax rate was negatively impacted by the non-deductible charge for the write-off of in process research and development costs offset, in part, by a reduction of taxes provided in prior years. For 1996 the effective income tax rate was impacted by a reduction of taxes provided for in prior years.

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

         The total purchase price of $4.4 million has been allocated as:

                  In Process Research and Development         $2.0
                  Completed Technology                        $0.6
                  Goodwill                                    $1.8
                                                              -----
                                                              $4.4
                                                              -----

         The goodwill is expected to have an economic life of 20 years and the completed technology a life of between 3 and 5 years. Goodwill and completed technologies are being amortised on a straight line basis over their economic lives. The in process research and development costs have been written off immediately.

         Pro-forma results from operations of the Company as if the acquisition of PMS had occurred on July 1, 1996 for the three and six months ended December 31, 1996 are:

                                          Three Months Ended   Six Months Ended
                                          December 31, 1996    December 31, 1996
              Revenue                           $14,218          $27,467
              Net Income                        $ 1,176          $ 1,925
              Basic Earnings per Share          $ 0.11            $ 0.18

         For the six months ended December 31, 1997 the difference between the pro-forma operating results of the acquisition of PMS on the Company's actual operating results, had the acquisition occurred on July 1, 1997, was not material.

         On October 14, 1997 the Company obtained an Australian dollar variable rate commercial loan facility of $3.3 million (Australian $ 4.5 million). The term of this facility is 5 years with annual principle repayments of approximately $660,000 commencing in year 2. Interest accrues at a variable rate (5.25% during the quarter). $3.2 million of the total marketable securities were pledged as collateral for this loan. In January 1998 the Company repaid the loan in full.

5.       STOCKHOLDER RIGHTS PLAN.

         On October 14, 1997 the Board of Directors adopted a stockholder rights plan and declared a dividend of one right (a "Right") for each share of common stock of the Company. The Rights were payable to holders of record of the common stock of the Company at the close of business on October 27, 1997. The Rights will automatically trade with the Company's common stock. Additional rights are issuable upon subsequent issuances of common stock by the Company so long as the Rights Plan is in effect.

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

         Once exercisable the holder will be entitled to buy from the Company one one-hundredth of a share of new series B of junior participating preferred stock, of which 250,000 shares have been authorised, for $55.00 per Right or in certain circumstances to buy at the Rights exercise price a number of shares of the Company's common stock having a market value of twice the exercise price of each Right or, if the Company is acquired in a merger or a business combination, to buy at the Rights exercise price a number of shares of common stock of an acquiring Company having a market value of twice the exercise price of each Right. At the Company's option the Rights are redeemable prior to becoming exercisable for $0.001 per Right. The Rights expire on October 14, 2007.

         Preferred shares purchasable upon exercise of the Rights will not be subject to redemption by the Company. Each preferred share will be entitled to a minimum preferential quarterly dividend payment of $0.01 per share but will be entitled to an aggregate dividend of 100 multiplied by the dividend declared per common share. Each holder of preferred stock will be entitled to 100 votes per share on each matter on which holders of the common stock are entitled to vote.

6.       EMPLOYEE STOCK PURCHASE PLAN

         An Employee Stock Purchase Plan (the "ESPP") has been adopted by the Company and the ESPP was approved on October 23, 1997 at the Company's Annual Meeting of Stockholders.

         Under the ESPP which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, options to purchase shares of Common Stock will be granted to eligible employees of the Company and its subsidiaries at an exercise price of 85% of the fair market value of the shares of Common Stock subject to such option on the date of grant, based upon the closing price of the Common Stock on the NASDAQ National Market.

         An aggregate of 100,000 shares of Common Stock have been reserved for issuance pursuant to the ESPP. To date there have been no grants under the ESPP.

7.       SUBSEQUENT EVENT

         In January 1998, the Company repaid the Australian A$4.5m variable rate commerical loan facility in full.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Revenue for the Company's second quarter of fiscal year ended June 30, 1998 was $15.4 million, growth of 26% excluding the adverse impact of currency movements. The increase was due to the growth in the Company's technology product (PREMIERE, Precise and Pharbase) revenues and to a lesser degree direct mail marketing revenues. Growth was most notable in the European and Pacific markets.

Production costs for the quarter were $5.8 million (37.7% of revenue) compared to $4.9 million (36.9% of revenues) in the comparable quarter of fiscal year 1997. The increase in production costs for the quarter as a percentage of revenues reflects the inclusion of some low margin third party software revenues as well as an increase in lower margin direct mail marketing revenues as a percentage of revenue following the acquisition of Pharmaceutical Marketing Solutions Pty Ltd (PMS), a privately owned Australian company, in July 1997. The $0.9 million increase in production costs has arisen for the above reasons plus continued investment in technical staff for roll-out and support of PREMIERE installations.

Selling, general and administrative expenses in the second quarter of the year were $6.4 million (41.8% of revenues) versus $6.1 million (45.8% of revenues) for the same quarter of the prior year. This increase is primarily due to a number of new account executives for the higher number of PREMIERE clients. The decrease in SG&A expenses in the quarter as a percentage of revenues reflects the Company's operating leverage, whereby such costs do not increase directly in proportion to the revenues. During the quarter, some one time charges of $235,000 were incurred relating to the relocation of operations in Phoenix, Arizona to Newtown, Pennsylvania in order to improve efficiencies. The closure costs were offset by the reassessment of a previously established accrual no longer required.

Research and development costs were $1.0 million, the same level as the three months ended December 31, 1996.

Net interest income for the quarter ended December 31, 1997 was $22,000 verses $150,000 in the comparable quarter of fiscal 1997 which is due primarily to increased debt totalling A$4.5 million which was taken out at the beginning of the quarter to fund the acquisition of PMS.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Revenue for the first half of fiscal year ended June 30, 1998 was $29.3 million, an increase of 21%, excluding the impact of currency, which comes primarily from the increase in the Company's technology products. The largest increase was in the Pacific markets which comprises a mixture of organic growth and the acquisition of PMS.

Production costs for the six months were $11.0 million (37.6% of revenues) versus $9.8 million (37.4% of revenues) for the comparable period of fiscal 1997. The increase in production costs reflects the continuing investment in technical staff for the roll-out and support for PREMIERE and increased lower margin direct mail revenues resulting from the acquisition of PMS. The increase as a percentage of revenue reflects the sale of some low margin third party software plus increased lower margin direct mail revenues as a result of acquiring PMS.

Selling, general and administrative expenses were $12.6 million (43.2% of revenues) versus $12.2 million (46.7% of revenues) for the first six months of 1997. This reflects the Company's continued investment in sales resources and client service personnel to meet the growing demand for PREMIERE.

Research and development costs for the six months ended December 31, 1997 were $1.7 million (5.9% of revenues) versus $1.9 million (7.3% of revenues) for the comparable quarter of fiscal 1997. The decline is due to foreign exchange differences and the reassignment of some research staff working on support for the delivered product.

An in process research and development write-off totalling $2.0 million has arisen as a result of the acquisition of PMS. The $2.0 million is the value attributable to acquired technology products which are to be integrated within the Company's own salesforce management information system, PREMIERE.

Net interest income for the half year to December 31, 1997 is $0.1m versus $0.3m in the six months to December 31, 1996. This primarily reflects the acquisition of PMS in July 1997 funded initially by cash and subsequently by debt.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and cash equivalents totalled $4.7 million, a decrease of $1.1 million from the $5.8 million balance at June 30, 1997. The Company generated $1.5 million of cash from operating activities in the six months ended December 1997 due to improved profitability and working capital management. Total cash has fallen since June 30, 1997 due primarily to the acquisition of PMS together with adverse exchange movements.

The Company additionally holds $8.9 million in a professionally managed portfolio of marketable securities. $3.2 million of these securities are classified as non-current assets as they provide collateral against the Australian dollar debt. Subsequent to quarter ended December 31, 1997 this debt was repaid in full.

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

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" which is effective for transactions entered into by the Company commencing July 1, 1998. The Company is currently evaluating the new standard and does not believe that it will have a significant impact on the Company's current revenue recognition policy.

PART II  OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1997 Annual Meeting of Stockholders, held on October 23, 1997, an aggregate of 8,419,405 shares of Common Stock were present in person or by proxy. Votes cast for and against, and abstentions for the matters submitted to a vote of security-holders were as follows:

         (i)   Election of Directors:

                                                              AUTHORITY TO
         NOMINEE                   VOTES FOR                  VOTE WITHHELD

         Michael A. Hauck          8,397,255                  22,150
         Leonard M. Lodish         8,396,655                  22,750

         (ii)  Approval of Employee Stock Purchase Plan

         VOTES FOR                 VOTES AGAINST              ABSTENTIONS

         7,544,815                 864,290                    10,300


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

10.1     Letter   Agreement  dated  as  of  October  27th,  1997  between  Walsh
         International Inc. and Dennis M.J. Turner.

11       Computation of Earnings (Loss) per Share

27       Financial Data Schedule

b)       Reports on Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: FEBRUARY 13, 1998                    WALSH INTERNATIONAL INC.




                                             BY /s/ Martyn D. Williams
                                                --------------------------------
                                                MARTYN D. WILLIAMS
                                                CHIEF FINANCIAL OFFICER



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

10.1     Letter   Agreement  dated  as  of  October  27th,  1997  between  Walsh
         International Inc. and Dennis M.J. Turner.

11       Computation of Earnings per Share

27       Financial Data Schedule