Form 10-Q
period 1998-03-31
WALSH INTERNATIONAL INC \DE\
filed 1998-05-06
CIK 1005882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

105 Terry Drive, Suite 118, Newtown, Pennsylvania 18940
-------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code   215-860-4949

           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 to 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                                                       --  --

     As of April 22, 1998 there were outstanding 10,616,187 shares of Common Stock of Walsh International Inc.

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                     Page Number


PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated Statements of Operations (unaudited) for the
         Three and Nine Months Ended March 31, 1998 and 1997 ..................3

         Consolidated Balance Sheets (unaudited)as of March 31, 1998 and June 30, 1997.....................................................4

         Consolidated  Statements  of Cash  Flows  (unaudited)  for the
         Nine  Months Ended  March 31, 1998 and 1997...........................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's  Discussion  and Analysis of Results of
         Operations  and Financial Condition..................................10


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................13

         Signatures...........................................................14

         Index to Exhibits....................................................15

PART 1.                      FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS
                     WALSH INTERNATIONAL INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts, unaudited

                                      ---------------------------------------- --- ----------------------------------------
                                                Three Months Ended                            Nine Months Ended
                                             March 31,              March 31,              March 31,            March 31,
                                                  1998                   1997                   1998                 1997
                                      -----------------      -----------------     ------------------     ----------------
Revenue                               $         16,358         $       13,704       $         45,632      $        39,815
                                      -----------------      -----------------     ------------------     ----------------
Costs and expenses:
   Production costs                              6,453                  5,269                 17,453               15,043
   Selling, general and
       administrative expenses                   6,518                  5,892                 19,165               18,087
   Research and development costs                1,028                    893                  2,757                2,812
   In process research and
       development write-off                         -                      -                  2,000                    -
   Amortization of intangible assets                96                     36                    214                  108
                                      -----------------      -----------------     ------------------     ----------------
Total costs and expenses                        14,095                 12,090                 41,589               36,050
                                      -----------------      -----------------     ------------------     ----------------
Operating profit                                 2,263                  1,614                  4,043                3,765
Interest income                                    168                    159                    436                  578
Interest expense                                   (56)                   (58)                  (194)                (191)
Minority Interest                                  (77)                   (34)                  (122)                  78
Other Income                                       424                      -                    424                    -
                                      -----------------      -----------------     ------------------     ----------------
Income before income taxes                       2,722                  1,681                  4,587                4,230
Income tax provision                              (611)                  (380)                (1,655)              (1,004)
                                      -----------------      -----------------     ------------------     ----------------
Net income                              $        2,111          $       1,301        $         2,932         $      3,226
                                      ================      =================      ==================     ================
Basic earnings per share                $         0.20          $        0.12        $          0.28         $       0.31

                                      =================      =================     ==================     ================
Diluted earnings per share              $         0.20          $        0.12        $          0.27         $       0.30
                                      =================      =================     ==================     ================
Shares used in computing basic              10,587,356             10,502,185             10,556,579           10,498,369
earnings per share                    =================      =================     ==================     ================
Shares used in computing diluted            10,821,604             10,633,650             10,784,409           10,595,987
earnings per share                    =================      =================     ==================     ================




The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands, unaudited

                                                                        -------------------- --- --------------------
                                                                             March 31                  June 30
                                                                               1998                     1997
                                                                        --------------------     --------------------
ASSETS
Current assets:
Cash and cash equivalents                                               $            10,553      $             5,784
    Marketable securities                                                                 -                    6,803
    Accounts receivable, principally trade                                           17,569                   14,227
    Prepaid expenses and other current assets                                         1,010                      702
                                                                        --------------------     --------------------
Total current assets                                                                 29,132                   27,516
Property and equipment, net                                                           4,147                    4,169
Goodwill, net                                                                         5,087                    3,439
Marketable securities                                                                     -                    1,437
Other assets, net                                                                     4,483                    3,727
                                                                        ====================     ====================
Total assets                                                            $            42,849      $            40,288
                                                                        ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                $               112      $                17
    Current portion of capital lease obligations                                        531                      509
    Accounts payable                                                                  6,692                    6,896
    Accrued liabilities                                                              10,927                   11,166
    Unearned income                                                                   4,532                    4,103
                                                                        --------------------     --------------------
Total current liabilities                                                            22,794                   22,691
                                                                        --------------------     --------------------
Long-term debt                                                                        1,151                    1,260
Capital lease obligations                                                             1,548                    1,407
Other liabilities                                                                     4,176                    5,145
Minority interest                                                                       250                      128
Commitments
Stockholders' equity:
    Common stock, $0.01 par value, 20,000,000
    shares authorized and 10,630,937 and 10,533,960
    shares issued, respectively                                                         106                      105
Paid-in capital                                                                     120,097                  119,475
Accumulated deficit                                                                (107,226)                (110,158)
Cumulative translation adjustment                                                       410                      657
Unrealized gain on "available for sale" securities, net of tax                            -                       35
Treasury stock, at cost, 20,750 shares                                                 (457)                    (457)
                                                                        --------------------     --------------------
Total stockholders' equity                                                           12,930                    9,657
                                                                        ====================     ====================
Total liabilities and stockholders' equity                              $            42,849      $            40,288
                                                                        ====================     ====================


The accompanying notes are an integral part of these financial statements.

                    WALSH INTERNATIONAL INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands, unaudited

                                                                             ----------------------------------------
                                                                                        Nine Months Ended
                                                                                            March 31
                                                                             ----------------------------------------
                                                                                  1998                  1997
                                                                             ----------------     -----------------
Net cash flows provided by (used in) operating activities                    $         2,582      $         (1,221)
                                                                             ----------------     -----------------
Cash flows provided by (used in) investing activities:
Sale of marketable securities                                                          8,399                 1,489
    Acquisition of PMS Pty Ltd                                                        (4,027)                    -
    Capital expenditures                                                                (634)                 (618)
    Capitalized software                                                                (787)                 (665)
                                                                             ----------------     -----------------
Net cash provided by investing activities                                              2,951                   206
                                                                             ----------------     -----------------

Cash flows provided by (used in) financing activities:
    Common stock issuance costs                                                            -                (1,086)
    Proceeds from issuance of bank loan                                                3,337                     -
    Options exercised                                                                    623                   274
    Repayment of long-term debt/capital leases                                        (3,275)                 (269)
    Loan proceeds received from minority interest                                          -                   111
    Other                                                                                 95                     -
                                                                             ----------------     -----------------
Net cash provided by (used in) financing activities                                      780                  (970)
                                                                             ----------------     -----------------

Effect of exchange rate movements                                                     (1,544)                  189
Net increase/(decrease) in cash and cash equivalents                                   4,769                (1,796)
Cash and cash equivalents at beginning of period                                       5,784                 8,629
                                                                             ================     =================
Cash and cash equivalents at end of period                                   $        10,553      $          6,833
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

     The accompanying consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997, the consolidated statements of cash flows for the nine months, the consolidated balance sheet as of March 31, 1998 and the related information of Walsh International Inc. included in these notes to the consolidated financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

     For all periods presented, income used in both basic earnings per share and the diluted earnings per share calculations is net income as stated in the consolidated statement of operations. The only common equivalent shares in the diluted calculations are stock options calculated using the treasury stock method. These calculations are summarised below:

                                               ---------------------------------------------------------------------------------
                                                         Three Months Ended                         Nine Months Ended
                                                      March 31,            March 31,           March 31,          March 31,
                                                ---------------------------------------    -------------------------------------
                                                           1998                 1997                1998               1997
                                                           ----                 ----                ----               ----
DILUTED EARNINGS PER SHARE

Weighted average common shares outstanding
(basic)                                              10,587,356           10,502,185          10,556,579         10,498,369
Assumed exercise of in the money stock
options                                                 771,524              605,839             758,521            417,113
Less assumed buy-back under the treasury
stock method                                           (537,276)            (474,374)           (530,691)          (319,495)
                                               -----------------    -----------------    ----------------    ---------------
Shares used in diluted earnings per share            10,821,604           10,633,650          10,784,409         10,595,987
                                               -----------------    -----------------    ----------------    ---------------

     Options to purchase 318,250 and 331,025 shares of common stock at prices ranging from $10.60 to $12.00 were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998 respectively, because the options' exercise price was greater than the average market price of the common shares.

3.   INCOME TAXES

     For the three and nine months ended March 31, 1998 the effective tax rates were 22% and 36% respectively compared to 23% and 24% respectively for the equivalent periods of fiscal 1997. For the nine months to March 31, 1998, the effective income tax rate was negatively impacted by the non-deductible charge for the write-off of in process research and development costs offset, in part, by a reduction of taxes provided in prior years. For 1997 the effective income tax rate was impacted by a reduction of taxes provided for in prior years.

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

     Pro-forma results from operations of the Company as if the acquisition of PMS had occurred on July 1, 1996 for the three and nine months ended March 31, 1997 are:

                               Three Months Ended              Nine Months Ended
                                  March 31, 1997                 March 31, 1997
      Revenue                            $14,771                     $42,238
      Net Income                         $ 1,356                     $ 3,281
      Basic Earnings per Share           $  0.13                     $  0.31

     For the nine months ended March 31, 1998 the difference between the pro-forma operating results of the acquisition of PMS on the Company's actual operating results, had the acquisition occurred on July 1, 1997 was not material.

     On October 14, 1997 the Company obtained an Australian dollar variable rate commercial loan facility of $3.3 million (Australian $ 4.5 million). The term of this facility was 5 years with annual principal repayments of approximately $660,000 commencing in year 2. Interest accrued at a variable rate (5.25% during the quarter). $3.2 million of the total marketable securities were pledged as collateral for this loan. In January 1998 the Company repaid the loan in full for US $2.9 million.

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

     The Rights are not currently exercisable but become exercisable upon the earlier of i) ten days after the first public announcement that a person or group, which did not beneficially own 5% of the common stock as of September 22, 1997, has acquired beneficial ownership of 15 percent or more of the Company's common stock or ii) ten business days after a person or group announces an offer the consummation of which would result in such person or group beneficially owning 15 percent or more of the Company's common stock. The Stockholder Rights Plan was amended as of March 23, 1998 to exclude Cognizant Corporation and its subsidiaries from being considered such person or group.

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

7.   ACQUISITION OF WALSH INTERNATIONAL INC

     On March 23, 1998 the Company, Cognizant Corporation and WAC Inc. signed a definitive agreement for the acquisition of the Company. Under the terms of the agreement Walsh shareholders will receive 0.3041 shares of Cognizant common stock per Walsh share or a consideration of approximately $167 million. The number of Cognizant shares received is subject to a collar adjustment based on the price of Cognizant shares during a period prior to the closing of the transaction. If the acquisition is consummated after the spin off by Cognizant Corporation of its subsidiary IMS Health, the acquisition consideration will be paid in shares of IMS Health. On completion of the transaction, investment banker fees will be payable amounting to 1.3% of the total consideration, an amount of approximately $2.2 million.

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                    WALSH INTERNATIONAL INC. AND SUBSIDIARIES



THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenue for the Company's third quarter of fiscal year ended June 30, 1998 was $16.4 million, growth of 28% excluding the adverse impact of currency movements. The main cause of the increase was the growth in the Company's PremiereSM and Precise products whose combined revenues grew by 29% excluding currency effect. Direct mail marketing revenues also demonstrated strong growth quarter on quarter. Growth was most notable in the European and Pacific markets.

Production costs for the quarter were $6.5 million (39.4% of revenue) compared to $5.3 million (38.4% of revenues) in the comparable quarter of fiscal year 1997. The increase in production costs for the quarter as a percentage of revenues reflects the inclusion of some low margin third party software revenues as well as an increase in lower margin direct mail marketing revenues as a percentage of revenue following the acquisition of Pharmaceutical Marketing Solutions Pty Ltd (PMS), a privately owned Australian company, in July 1997. The $1.2 million increase in production costs has arisen for the above reasons plus continued investment in technical staff for roll-out and support of PremiereSM installations.

Selling, general and administrative expenses in the third quarter of the year were $6.5 million (39.8% of revenues) versus $5.9 million (43.0% of revenues) for the same quarter of the prior year. This increase is primarily due to a number of new account executives for the higher number of PremiereSM clients. The decrease in SG&A expenses in the quarter as a percentage of revenues reflects the Company's operating leverage, whereby such costs do not increase directly in proportion to the revenues.

Research and development costs were $1.0 million, (6.3% of revenues), $0.1 million higher than the $0.9 million cost (6.5% of revenues) for the three months ended March 31, 1997. The increase represents the Company's continued investment in research and development.

Net interest income for the quarter ended March 31, 1998 was $0.1 million, the same level as the comparable quarter of fiscal 1997.

Other income represents a foreign exchange gain of $0.4 million following the repayment of an Australian dollar 4.5 million debt taken out to fund the acquisition of PMS. The Company took advantage of favourable exchange rates and repaid the debt in full in January 1998.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenue for the nine months ended March 31, 1998 was $45.6 million, an increase of 22%, excluding the impact of currency, which comes primarily from the increase in the Company's technology products (PremiereSM, Precise and Pharbase) with significant growth in both the Pacific and European markets. Growth in the Pacific markets comprises a mixture of organic growth and direct mail growth as a result of the acquisition of PMS.

Production costs for the nine months were $17.5 million (38.2% of revenues) versus $15.0 million (37.8% of revenues) for the comparable period of fiscal 1997. The increase in production costs reflects the continuing investment in technical staff for the roll-out and support for PremiereSM and increased lower margin direct mail revenues resulting from the acquisition of PMS. The increase as a percentage of revenue reflects the sale of some low margin third party software plus increased lower margin direct mail revenues as a result of acquiring PMS.

Selling, general and administrative expenses were $19.2 million (42.0% of revenues) versus $18.1 million (45.4% of revenues) for the first nine months of 1997. This reflects the Company's continued investment in sales resources and client service personnel to meet the growing demand for PremiereSM. The reduction in selling general and administrative expenses as a percentage of revenue reflects the Company's operating leverage.

Research and development costs for the nine months ended March 31, 1998 were $2.8 million the same level as the comparable nine months of fiscal 1997. Research and Development costs are primarily incurred in Belgian Francs and excluding currency movements research and development costs were 13% higher than the previous nine months. In the earlier part of the year some research staff were reassigned to work on support for the delivered product.

An in process research and development write-off totalling $2.0 million has arisen as a result of the acquisition of PMS. The $2.0 million is the value attributable to acquired technology products which are to be integrated within the Company's own salesforce management information system, PremiereSM.

Net interest income for the nine months to March 31, 1998 is $0.2 million versus $0.4 million in the nine months to March 31, 1997. The decrease in interest income is due to the initial payment out of Company funds of the purchase consideration of PMS in fiscal 1998 prior to putting in place debt finance.

Other income of $0.4 million for the nine months ended March 31, 1998 reflects a gain on the repayment of a loan of Australian dollars 4.5 million in January 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and cash equivalents totalled $10.6 million, an increase of $4.8 million from the $5.8 million balance at June 30, 1997. The Company generated $2.6 million of cash from operating activities in the nine months ended March 31, 1998 due to improved profitability and working capital management.

In January 1998 to take advantage of the Australian dollar exchange rate the Company repaid debt and liquidated its professionally managed portfolio of marketable securities.

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

In October 1997 the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" which is effective for transactions entered into by the Company commencing July 1, 1998. The Company is currently evaluating the new standard and does not believe that it will have a significant impact on the Company's current revenue recognition policy.

PART II  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits Exhibit Number

2.1 Agreement and Plan of Merger dated as of March 23, 1998, among Cognizant Corporation. WAC Inc and Walsh International Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 1998)

2.2 Stock Option Agreement, dated as of March 23, 1998, by and between Walsh International Inc. and Cognizant Corporation (incorporated by reference to
     Exhibit  2.2 to the  Company's  Current  Report on Form 8-K dated March 23,
     1998).

2.3 Amendment to Agreement, dated as of March 23, 1998, by and between Walsh International Inc and Harris Trust Company of New York, as Rights Agent.

3.1  Restated   Certificate  of  incorporation  of  Walsh   International  Inc.,
     incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-316).

3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-316).

27   Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed a current report on Form 8-K reporting the execution of the Agreement and Plan of Merger among Cognizant Corporation WAC Inc and the Company, dated March 23, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    May 6, 1998           WALSH INTERNATIONAL INC.


                                       By /s/ Martyn D. Williams
                                          --------------------------------------
                                          Martyn D. Williams
                                          Chief Financial Officer

                                          On behalf of the registrant and as
                                              principal financial officer

                                INDEX TO EXHIBITS


Exhibit   Description

2.1 Agreement and Plan of Merger dated as of March 23, 1998, among Cognizant Corporation. WAC Inc and Walsh International Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 1998)

2.2 Stock Option Agreement, dated as of March 23, 1998, by and between Walsh International Inc. and Cognizant Corporation (incorporated by reference to
     Exhibit  2.2 to the  Company's  Current  Report on Form 8-K dated March 23,
     1998).

2.3 Amendment to Agreement, dated as of March 23, 1998, by and between Walsh International Inc and Harris Trust Company of New York, as Rights Agent.

3.1  Restated   Certificate  of  Incorporation  of  Walsh   International  Inc.,
     incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-316).

3.2 By-laws of Walsh International Inc., as amended, incorporated by reference to Exhibit 3.2 to the Registration statement on Form S-1 of the Company (file no. 333-316).

27   Financial Data Schedule